Form 10-Q
period 2009-01-31
DIGITAL VALLEYS CORP
filed 2009-03-23
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                              DIGITAL VALLEYS CORP.
               (Exact name of registrant as specified in charter)

          Nevada                        333-152798              98-05737383
(State or other jurisdiction           (Commission             (IRS Employer
     of incorporation)                 File Number)          Identification No.)

                            1100 DEXTER AVENUE NORTH
                                    SUITE 100
                                SEATTLE WA 98109
                    (Address of principal executive offices)

                                  206-273-7892
              (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 18, 2009, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3
Item 2. Management's Discussion and Analysis or Plan of Operation             8
Item 3. Quantitative and Qualitative Disclosures about Market Risk           10
Item 4. Controls and Procedures                                              10

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          12
Item 3. Defaults Upon Senior Securities                                      12
Item 4. Submission of Matters to a Vote of Security Holders                  12
Item 5. Other Information                                                    12
Item 6. Exhibits                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                          January 31,         April 30,
                                                                             2009               2008
                                                                           --------           --------
                                                                          (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                                   $ 38,640           $ 55,072
                                                                           --------           --------

Total assets                                                               $ 38,640           $ 55,072
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                         $  4,224           $  4,500
  Due to Stockholder                                                          2,571              2,939
                                                                           --------           --------

Total liabilities                                                             6,795              7,439
                                                                           --------           --------
Stockholders' equity
  Authorized
    100,000,000 Common shares with a par value of $0.01 per share
    Issued and outstanding 2,300,000                                          2,300              2,300
    Additional paid-in capital                                               52,700             52,700
    Deficit accumulated during the development stage                        (23,155)            (7,367)
                                                                           --------           --------

Total stockholders' equity                                                   31,845             47,633
                                                                           --------           --------

Total liabilities and stockholders' equity                                 $ 38,640           $ 55,072
                                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                         From
                                                                                    Date of             Date of
                              Three months    Three months     Nine months       Incorporation       Incorporation
                                 ended           ended           ended         (May 21, 2007) to   (May 21, 2007) to
                               January 31,     January 31,     January 31,         January 31,         January 31,
                                  2009            2008            2009                2008                2009
                               ----------      ----------      ----------          ----------          ----------
REVENUE                        $       --      $       --      $       --          $       --          $       --
                               ----------      ----------      ----------          ----------          ----------
OPERATING EXPENSES
  Accounting and legal              1,000              --          14,500                  --              17,500
  General & Administrative            600              --           1,248                  --               4,088
  Bank Fees                            --              27              40                  27                  67
  Consulting Fees                      --              --              --                  --               1,500
                               ----------      ----------      ----------          ----------          ----------

Loss before income taxes           (1,600)            (27)        (15,788)                (27)            (23,155)

Provision for income taxes             --              --              --                  --                  --
                               ----------      ----------      ----------          ----------          ----------

Net loss                       $   (1,600)     $      (27)     $  (15,788)         $      (27)         $  (23,155)
                               ==========      ==========      ==========          ==========          ==========
Basic and diluted loss per
Common share (1)
                               ==========      ==========      ==========          ==========
Weighted average number of
common shares outstanding       1,840,000       1,600,000       1,840,000           1,600,000
                               ==========      ==========      ==========          ==========


----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock            Additional     During the        Total
                                           ---------------------        Paid in      Development     Stockholders'
                                           Shares         Amount        Capital         Stage           Equity
                                           ------         ------        -------         -----           ------
Inception, May 21, 2007                         --       $    --       $     --       $      --        $     --

Shares issued to founder on
 May 21, 2007 @ $0.0125 per share        1,600,000         1,600         18,400              --          20,000

Private placement on January 31, 2008
 @ $0.05 per share                         700,000           700         34,300              --          35,000

Net loss for the year ending
 April 30, 2008                                 --            --             --          (7,367)         (7,367)
                                         ---------       -------       --------       ---------        --------

Balance, April 30, 2008                  2,300,000         2,300         52,700          (7,367)         47,633

Net loss for the period ending
January 31, 2009                                --            --             --         (15,788)        (15,788)
                                         ---------       -------       --------       ---------        --------

Balance, January 31, 2009                2,300,000       $ 2,300       $ 52,700       $ (23,155)       $ 31,845
                                         =========       =======       ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                            From
                                                                                       Date of             Date of
                                                                   Nine months      Incorporation       Incorporation
                                                                     ended        (May 21, 2007) to   (May 21, 2007) to
                                                                   January 31,        January 31,         January 31,
                                                                      2009               2008                2009
                                                                    --------           --------            --------
OPERATING ACTIVITIES
  Net loss for the period                                           $(15,788)          $    (27)           $(23,155)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Increase (Decrease) in accrued liabilities                         (276)                --               4,224
     Increase (Decrease) in due to stockholder                          (368)               100               2,571
                                                                    --------           --------            --------

Net cash used in operating activities                                (16,432)                73             (16,360)
                                                                    --------           --------            --------
INVESTING ACTIVITIES
  Net cash used in operating activities                                   --                 --                  --
                                                                    --------           --------            --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  --             20,000              55,000
                                                                    --------           --------            --------

Cash from financing activities                                            --             20,000              55,000
                                                                    --------           --------            --------

Change in cash during the period                                     (16,432)            20,073              38,640
Cash, beginning of the period                                         55,072                 --                  --
                                                                    --------           --------            --------

Cash, end of the period                                             $ 38,640           $ 20,073            $ 38,640
                                                                    ========           ========            ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                        $     --           $     --            $     --
  Cash paid for interest                                            $     --           $     --            $     --

Non cash activities:
  Stock issued for services                                         $     --           $     --            $     --
  Stock issued for accounts payable                                 $     --           $     --            $     --
  Stock issued for notes payable and interest                       $     --           $     --            $     --
  Stock issued for convertible debentures and interest              $     --           $     --            $     --
  Convertible debentures issued for services                        $     --           $     --            $     --
  Warrants issued                                                   $     --           $     --            $     --
  Note payable issued for finance charges                           $     --           $     --            $     --
  Forgiveness of note payable and accrued interest                  $     --           $     --            $     --
  Stock issued for penalty on default of convertible debenture      $     --           $     --            $     --


   The accompanying notes are an integral part of these financial statements.

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                January 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DUE TO STOCKHOLDER

As at January 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $2,571. The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form S-1 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business activities. Our auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have developed our online help desk customer support system to assist service companies in improving their customer relationship management. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

In our management's opinion this is a good time to develop an online help desk customer support system to assist service companies in improving their customer relationship management. However, if we are unable to procure the necessary funding to complete our website development and market our online help desk customer support system, or if we are unable to generate revenues in the future for any reason, or if we are unable to make a reasonable profit in the future, we may have to suspend or cease operations unless we are able to raise additional capital. At the present time, we have not made any arrangements to raise additional cash.

PLAN OF OPERATION

Our specific goal is to develop an online help desk customer support system to assist service companies in improving their customer relationship management. We expect our system to be used by organizations interested in improving their customer relationship management by automating their customer support and by establishing a centralized help desk. We plan for our software product to be capable of providing a generic solution across a broad range of industries.

The company has completed its corporate website and has begun development of its software product. We expect to have this accomplished by end of the next quarter.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three-month period and nine month period ended January 31, 2009, was $1,600 and $15,788, respectively. During the period from May 21, 2007 (date of inception), through January 31, 2009, we incurred a net loss of $23,155. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

EXPENSES

Our expenses for the three month period and nine month period ended January 31, 2009, were $1,600 and $15,788, respectively. During the period from May 21, 2007 (date of inception), through January 31, 2009, we incurred expenses of $23,155. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2009, reflects assets of $38,640. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2008, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended January 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to our shareholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through January 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of January 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number                               Description
------                               -----------

  3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated herein by reference).

  3.2 By-laws (included as Exhibit 3.2 to the Form S-1 filed August 6, 2008, and incorporated herein by reference).

  31 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIGITAL VALLEYS CORP.


Date: March 23, 2009        By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and
                                   Director (Principal Executive and Principal
                                   Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 23, 2009        By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)