Form 10-Q/A
period 2009-01-31
DIGITAL VALLEYS CORP
filed 2009-06-23
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 19, 2009, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

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

                            DIGITAL VALLEYS CORP.


Date: June 19, 2009         By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and
                                   Director (Principal Executive and Principal
                                   Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: June 19, 2009         By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)