Form 10-K
period 2009-04-30
DIGITAL VALLEYS CORP
filed 2009-08-07
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-152798

                              DIGITAL VALLEYS CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0537383
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 100, 1100 Dexter Ave. North, Seattle, Washington             98109
      (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (206) 273-7892

              Securities registered under Section 12(b) of the Act:

       None                                               N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No []

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A - no common stock traded during period

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,300,000 shares of common stock as of July 28, 2009.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
ITEM 1.     Description of Business                                            3

ITEM 1A.    Risk Factors                                                      13

ITEM 2.     Description of Property                                           20

ITEM 3.     Legal Proceedings                                                 29

ITEM 4.     Submission of Matters to a Vote of Security Holders               20

PART II
ITEM 5.     Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities     20

ITEM 6.     Selected Financial Data                                           20

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         20

ITEM 8.     Financial Statements                                              24

ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          36

ITEM 9A.    Controls and Procedures                                           36

ITEM 9B.    Other Information                                                 37

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance            38

ITEM 11.    Executive Compensation                                            39

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   40

ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      41

ITEM 14.    Principal Accountant Fees and Services                            41

ITEM 15.    Exhibits                                                          41

Signatures                                                                    42

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully management or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Digital Valleys" mean Digital Valleys Corp., unless otherwise indicated.

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage company that was incorporated on May 21, 2007. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in

Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the Company nor its sole officer, Director, promoter or his affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We have not generated any revenue to date and we do not expect to generate any revenues during the first 12 months following this offering.

We are developing an online help desk customer support system to assist service companies in improving their customer relationship management. We expect our system to be used by organizations interested in improving their customer relationship management by automating their customer support and by establishing a centralized help desk.

We plan for our software product to be capable of providing a generic solution across a broad range of industries.

Our offices are currently located at 1100 Dexter Ave. North, Suite 100, Seattle, Washington 98109. We do not currently have a website; however, we have reserved a domain name.

THE MARKET OPPORTUNITY

The customer relationship management ("CRM") market is experiencing explosive growth.

In 2002, the U.S. accounted for $7.14 billion of the world-wide CRM market, and the U.S. market is expected to swell to $9.19 billion by 2006. ("Moderate, Steady CRM Growth through 2006" by Robyn Greenspan (July 3, 2003)). The U.S is expected to maintain approximately 52 percent of the total market through 2006.

The concept of a single point of contact for customers to refer questions and seek assistance to solve problems has become a ubiquitous feature of modern business. ("Delivering High Value in Service and Support," by Rhion H Jones and FrontRange Solutions UK Ltd.). Help desks reduce downtime and reduce the time to fix errors based on previous learning history. Help desks ensure better use of resources, improved procurement decisions, higher customer satisfaction and retention, and increases in profitability, as customers will spend more with a firm that provides superior service.

We expect corporations to continue to make efforts to please their customers. Research from the Aberdeen Group forecasts worldwide CRM spending to exhibit moderate, yet steady, growth in the coming years. Aberdeen estimates that 2002's spending of $13.7 billion will swell to $17.7 billion in 2006, resulting in a
6.7 percent compound annual growth rate.

Hosted, subscription-based CRM software offerings from independent software vendors and systems integrators will drive growth, with revenues expected to soar from $246 million to $2.8 billion through 2006. (Moderate, Steady CRM Growth through 2006 by Robyn Greenspan | July 3, 2003.)

Historically help desk software has been used by IT professionals and high tech firms. Now, help desk software is used in a broad range of industries including; healthcare, finance, telecommunications, oil and gas industries, government, banking, utilities, insurance and retail.

The importance of customer relationship management is highlighted by two recent market studies. The "Research Store - The Danger of Defection" study by ecustomerserviceworld.com concluded that companies need to improve their retention strategies to stem customer defection rates. According to this study:

     *    Customer defection rates in UK consumer studies have increased since
          2003.
     *    Average customer defection rate is 19.1% in the UK.
     * Internet service providers have one of the highest defection rates at 24%.
     * Data driven marketing techniques are successful in retaining customers.

     * Over half of top UK companies are now able to translate sophisticated database analysis into highly personalized and segmented campaigns, where creative, message, and enclosures are varied for different types of recipients.
     * A 5% increase in customer loyalty can lead to a 25-85% increase in profitability.

The "Delivering High Value in Service and Support" study by Rhion H Jones and FrontRange Solutions UK Ltd. concluded that help desks increase overall efficiency and customer satisfaction, thus leading to increased retention rates. According to this study:

     * Whether or not the term "help desk" is used, the concept of a single point of contact for customers to refer questions and seek assistance to solve problems has become a ubiquitous feature of modern businesses.
     * There are an estimated 150,000 to 200,000 help desks in operation throughout the world. This is a sub-set of the wider call center phenomenon, which is estimated to employ 5 million people worldwide (source: IHA Ltd).
     * The term "help desk" is now used to describe any call center or part of a call center which handles complex problem-solving and associated processes.
     * By the year 2000, the help desk model has become firmly established for IT support in most advanced western-style countries, though with different market penetration levels.
     * Despite the range and variety of help desks, they all share the characteristic of being an investment (approved and implemented in the last 10 years or so) which was prompted by perceptions of value.
     * Help desks reduce downtime not only by ensuring a faster fix for problems affecting system performance, but also by providing essential information which managers can use to reduce the likely recurrence of such problems.
     * In a typical help desk, the cost of fixing a single problem depends partly on the level of skill required. First-line staff can be trained far quicker than more technically proficient Second-line personnel; the real experts who act as third-line staff are often among the most valuable people in an organization. The cost of resolution at second-level is frequently up to ten times the cost of a similar fix at first level; for third-line resolutions the cost multiplier can be another 10 times (source: Fry Consulting, 1999). Utilization of staff is therefore an important driver of overall efficiency
     * Customers spend more with product and service providers who use help desk technology to provide customer service.

TARGET MARKET

The customer base for our proposed system includes:

     * Small and medium sized businesses that provide services to their clients and are looking for a help desk solution to support their products and services.
     * Small and medium sized businesses that provide services to their clients and want to enhance their customer support image and provide faster customer support via email and internet forms.

We will initially focus our sales in the United States as we know this market and it represents a significant opportunity in terms of sales potential.

The market is sophisticated, software savvy and educated in terms of the need to improve customer support and customer relationship management.

OUR COMPETITION

     * There are currently other providers of similar software programs providing customer support help desks. Customer relationship management is a large and growing industry in the United States. Competitive pressures and customer demands fuel the growth in the industry.
     * Many of our competitors in this industry are located in the United States. While there are many competitors, the industry supports a large number of competitors as demand is huge and growing.

Most software packages are generic, using a cookie cutter approach to software design and implementation. Our initial product will be generic as it can be used in a wide range of businesses. Nevertheless, our future goal will be differentiate our product from the competition by tailoring our software to niche markets.

     * The competition's pricing ranges from $300 to several thousand dollars. Pricing is based on a selling price, an initial fee, and monthly maintenance. . To compete with our competition, we plan to devise an aggressive sales strategy, including competitive pricing, to support growth.

OUR SOFTWARE PRODUCT

Our software product will address:

     *    Problem Management and Workflow,
     *    Knowledge Management, and
     *    Data Analysis and Reporting.

Our proposed solution will be comprised of a number of integrated modules that we expect will enable organizations to solve their customer's issues quickly and reliably.

We intend for our system to be web-based which will allow our customers to access the system from their intranet or from the internet. The Intranet mode will allow internal users of a customer's organization to access the system via the customer's intranet. The Internet mode will allow off-site employees to access the system via the internet. We plan for customers to be able to access our software product via two different means, Email and Web forms.

Organizations will still be able to use the systems to manage issues for customers that have no internet connection by enabling customer support representatives to enter the customers' issues on user friendly screens/web forms.

THE SYSTEM MODULES

Our system will be comprised of the following four modules:

     *    Support Ticket Module
     *    Emailing Module
     *    Reporting Module
     *    System Administration Module

SUPPORT TICKET MODULE:

The purpose of this module is to efficiently track, route, and resolve issues. We intend for the support ticket module to be able to be customized to the unique needs of the organization. System administrators will be able to add and customize ticket fields as needed. The following diagram summaries the flow of the ticket support process.

              [DIAGRAM OF THE FLOW OF THE TICKET SUPPORT PROCESS]

The support ticket module can be used to support two main functions:

     * To enable customer support representatives to track the status of tickets and manage the progress of each ticket.
     * To enable end customers to submit and track their own support requests.

GOALS:

     *    Standardize complex processes to resolve issues quickly
     *    Ensure issues are resolved in the appropriate amount of time
     *    Improve communication with end users including staff and customers

KEY FEATURES

     *    Manage ticket workflow
     * Automate ticket routing to speed up the business processes in the organization
     * Automate notifications to inform managers when cases are not resolved within the defined limits
     *    Obtain detailed summaries of tickets handled by teams and individuals
     * Customize ticket structure and forms, customize dynamic ticket forms to tailor the trouble ticket software to the needs of end users
     * Attach links, screen shots, and files to tickets to assist in explanations of trouble tickets
     * Submit and track complex problems and the progress of tickets from the web without having to contact the support desk
     *    Allow users to add comments and responses to tickets
     * Provide a complete ticket history for end users to store, reopen, or post comments to resolved tickets

EMAILING MODULE:

The purpose of this module is to automate the response to the customer by sending an email automatically notifying the end user about the status of tickets. This module will also enable the system to receive tickets via an email address.

GOALS:

     *    Receive tickets via email, and auto respond to customer
     *    Send Email notifications to customers regarding the status of tickets
     *    Notify support staff of urgent issues via email

KEY FEATURES:

     * Integrate system with 3rd party Pop3 Email server/accounts to receive emails with tickets
     * Convert support emails to tickets and use the email details in the tickets
     *    Auto respond to newly created tickets
     *    Track email communication between the help desk and the customer

REPORTING MODULE:

The purpose of the reporting module is to query the system on multi user levels about the status of tickets and to generate management reports to evaluate the performance of the helpdesk system.

GOALS:

     *    Produce reports related to tickets
     *    Report on tickets processed per user
     *    Statistics regarding tickets processing and performance

KEY FEATURES:

     * Reports related to the status of tickets and a breakdown of ticket history
     *    Report to customers on the current status of their tickets
     *    Report to the admin on the status of tickets by dates and status
     *    Report on the tickets assigned to users
     * Report on the average time and statistical details on tickets or group of tickets
     * Report on Ticket Analytics; metrics track average time-to-resolution and end user satisfaction

SYSTEM ADMINISTRATION MODULE:

The system administration module consists of a control panel.

GOALS:

     *    Enable the system administrator to setup the application on the server
     *    Customize the ticketing system to suit the organization's needs
     *    Maintain user accounts
     * Filter email originating tickets before presenting them to the help desk team
     *    Assign pending tickets to specific personnel

KEY FEATURES:

     *    Create user accounts and add contact information
     *    Add/Edit the Database server settings
     *    Set users and access levels
     *    Monitor tickets and archive closed records

TECHNICAL SPECIFICATIONS:

The system will be a web-based application running on a Microsoft server-based operating system.

     *    Platform:
               Web Server:
                    Microsoft Windows Server 2000 and above, Or Windows XP professional, with IIS server installed. .NET frame version
                    2.0 and above.

     *    Database:
                    Microsoft SQL Server 2000 or Microsoft SQL Server Desktop Engine MSDE 2000.

     *    Development Language:
                    ASP.NET, Microsoft SQL Server 2000 and above.

     *    Installation:
                    User friendly installation software.

The software will be installed as a server, and will be able to be accessed from PCs on the same network or through the internet.

THE DEVELOPMENT PROCESS

The development process will commence with designing a system prototype to encompass the above proposed system; once the system prototype has been completed the implementation stage will start.

FUTURE SOFTWARE DEVELOPMENTS

There are several opportunities for future developments to enhance the product line of our software product.

Our software product is generic in that it will be able to be used in almost any type of service business that requires a customer support system. However, in the future we envision customizing the software to industry specific sectors.

Some of these opportunities include:

     *    System upgrades to enhance the user's functionality.
     *    Customization options for industry specific applications.
     * Communication enhancements including linking and archiving customer's voice messages, voice conversations, and fax messages into the software which will enable firms to keep records of their customers inquires and enhance the management of customer issues.
     * E-commerce and client management to track client accounts, sales, service history and all details of the client database.
     * Provide self serve sections, where software users (customers) can enter their text based search to locate solutions for their issues without having to wait for a customer support representative, allowing companies to provide 24 hour customer support to their customers.

These are just some of the options available for future development of the Company's software product which will enhance the user's experience.

MARKETING & SALES STRATEGY

We plan to implement an aggressive marketing strategy. We intend to market our software product as a customer support system that empowers businesses to service their clients' needs.

The target audience will be small and medium sized businesses that will benefit from a customer support and help desk system. The Company plans to partition the market into industry specific components, familiarize itself with detailed industry demands, and design materials that address each customer's needs.

Our strategy will consist of building strategic alliances with complementary products, a strong web presence, targeted e-mail campaigns, news releases through industry professionals, print distribution and cold calls by a knowledgeable sales force.

     * Strategic Alliances: We intend to advertise on third party websites of complementary products and services. Alliances will be formed to co-operatively market our product and hedge saturation through mutual leveraging.
     * Web Presence: We plan to market our software product through our web site. A trial version of the software will be available for download encouraging potential clients to test the software, and an e-commerce platform will be incorporated into our web site to allow for easy purchase. We intend for our web presence to feature the benefits of the system, customer testimonials, and management features, including significant ROI and ease of installation.
     * Targeted e-mail campaigns:We intend to engage in e-mail campaigns that will target industry specific small and medium sized businesses outlining the benefits of the software. We will make every effort to ensure lists are pre-qualified.
     * News Releases & Public Relations: We plan to distribute news releases to industry professionals and send complimentary versions to select professionals to gain market exposure and publicity.
     * Print Distribution: We intend to design a targeted print campaign to target industry specific potential clients.

     * Cold Calls: We plan to make cold calls to potential clients outlining the benefits of this product.

In addition, we intend to engage in the following additional marketing activities:

     *    Trade shows
     *    Business newspaper inserts and advertising
     *    Trade publications
     *    Conferences, productivity seminars, guest speakers, etc.

DISTRIBUTION

We plan to distribute our software product via direct channels. We will distribute our software product through our website and through third party websites that distribute complementary software programs. Third party websites will be compensated by commission.

PRICING MODEL

We intend to sell our software product with the following pricing structure:

     $300 for 50 licensed users.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

              Research and Development                     10,000
              Legal and Accounting                          8,000
              Transfer Agent                                2,000
              Marketing and Corporate Collateral            3,000
              Travel                                        2,000
              Telephone and Web Hosting                     2,000
              Office Equipment and Software Tools           3,000
              Office Supplies                               1,500
              Misc. Administrative Expenses                 1,000
              Office Rent                                   2,500
                                                           ------

              EXPENSES                                     35,000
                                                           ======

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our services will be over the internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our business plan and the nature of our service offering does not hinge on one or a few major customers; however, if we obtain one or more large corporate accounts, then we may end up being dependent on one or a few major customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop a software product and intend to protect our software product with copyright and trade secrecy laws.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the internet. The adoption of any such laws or regulations may decrease the growth of commerce over the internet, increase our cost of doing business, or otherwise have a harmful effect on our business.
To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;

     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;
     *    Copyright, trademark and patent infringement; and
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any costs to date and have plans to undertake certain research and development activities during the first year of operation. For a detailed description see "Plan of Operation".

EMPLOYEES

We have commenced only limited operations; therefore, we have no employees. Our sole officer and Director provides service to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

REPORTS TO STOCKHOLDERS

We will voluntarily make available to stockholders an annual report, including audited financials, on Form 10-K. We are not currently a fully reporting company, but upon effectiveness of this registration statement, we will be required to file reports with the SEC pursuant to the Securities Exchange Act of 1934; such as quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISK FACTORS RELATING TO OUR COMPANY

1. WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND MAY NEVER BE ABLE TO EFFECTUATE OUR BUSINESS PLAN OR ACHIEVE ANY REVENUES OR PROFITABILITY; AT THIS STAGE OF OUR BUSINESS, EVEN WITH OUR GOOD FAITH EFFORTS, POTENTIAL INVESTORS HAVE A HIGH PROBABILITY OF LOSING THEIR ENTIRE INVESTMENT.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Our Company was established on May 21, 2007. We currently have no products, sales, customers, or revenues. Although we have BEGUN initial investigations into the customer relationship management industry, we may not be able to successfully implement our business objectives. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We have not generated any revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

2. WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE NO REVENUE TO OFFSET LOSSES.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

We have not yet established an ongoing source of revenues. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period May 21, 2007 (inception) to April 30, 2008. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. WE WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH WE MAY BE UNABLE TO
OBTAIN.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and product and to market and sell our product. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company. In either of the aforementioned situations, the Company may not be able to fully implement its growth plans. Moreover, we will not receive any proceeds from the sale of stock by our selling stockholders, and thus this offering will not affect our ability to meet capital requirements

5. WE WILL RELY ON THIRD PARTIES TO DEVELOP OUR PRODUCT.

We intend to retain third party firms for software development, database design, and other development functions. We also plan to locate and enter into an agreement with a web developer for the purpose of developing our website for direct sales of our products to consumers. As a result, we expect to be dependent on those third party firms that we engage. There is no assurance that we will be able to enter into contracts with any such third parties on terms that are favorable to us. If any of our third party contractors breaches the contract or does not have the ability, for financial or other reasons, to perform its obligations, we may not be able to implement our business plan. In addition, our reliance on third parties may place us at a competitive disadvantage. If we are unsuccessful in addressing these risks, our business will most likely fail.

6. THE USE OF INDEPENDENT SALES REPRESENTATIVES OR DISTRIBUTORS WILL SUBJECT US TO CERTAIN RISKS.

We expect to generate a substantial portion of our revenue from independent sales representatives or distributors. Such representatives and distributors may not be required to meet sales quotas and our ability to manage independent sales representatives or distributors to performance standards is unknown. Failure to generate revenue from these sales representatives or distributors would have a negative impact on our business.

7. WE MAY NOT BE ABLE TO COMPETE WITH CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many providers of customer relations software, as well as with providers of help desk services, all of which may have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for virtual customer support increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. Increased competition may lead to price wars, which may harm us since we would be unable to compete with companies with greater resources.

8. SINCE OUR SOLE OFFICER AND DIRECTOR MAY CONTINUE TO WORK OR CONSULT FOR OTHER COMPANIES, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Our sole officer and Director is not required to work exclusively for us and does not devote all of his time to our operations. Presently, our sole officer and Director allocates only a portion of his time to the operation our business. Since our sole officer and Director is currently employed full-time elsewhere, he is able to commit to us only up to 20 to 25 hours a week. Therefore, his pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

9. OUR SOLE OFFICER AND DIRECTOR IS LOCATED IN THE PHILIPPINES.

Since our sole officer and Director is located in the Philippines, any attempts to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

10. WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR BUSINESS AND ONGOING OPERATIONS.

The development of our business and the marketing and sale of our intended product will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer and the engagement of key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan. The loss of the services of our sole officer or the lack of availability of other skilled personnel would negatively impact our ability to develop our company and to market and sell our intended product, which could adversely affect our financial results and impair our growth.

11. AS A DEVELOPMENT STAGE COMPANY, WE MAY EXPERIENCE SUBSTANTIAL COST OVERRUNS IN DEVELOPING AND MARKETING OUR PRODUCT, AND WE MAY NOT HAVE SUFFICIENT CAPITAL TO SUCCESSFULLY COMPLETE THE DEVELOPMENT AND MARKETING OF OUR PRODUCT.

We may experience substantial cost overruns in developing and marketing our product, and may not have sufficient capital to successfully complete our project. We may not be able to market our product because of industry conditions, general economic conditions, and/or competition from potential developers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the product through prominent marketing channels and/or other methods of promotion.

12. IF OUR SOFTWARE PRODUCT CONTAINS UNDETECTED SOFTWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

Software products frequently contain undetected errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. As with any new product introduction, previously unaddressed errors or issues with our product's performance may arise. We expect that such errors will be found in the future from time to time in our product. These problems may have a material adverse effect on our business by causing us to incur significant QA and bug-fix costs, diverting the attention of our development personnel from new product development efforts, delaying the recognition of revenue, and causing significant customer relations problems. Further, if our product is not accepted by customers due to defects, our operating results would be adversely affected.

Furthermore, our product must properly interface with products from other vendors. As a result, when problems occur in the operation of our product, it may be difficult to identify the source of these problems. The occurrence of software errors, even if not caused by our product, could result in the delay or loss of market acceptance of our product and any necessary revisions to improve interoperability may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

13. OUR INABILITY TO ATTAIN AND PROTECT INTELLECTUAL PROPERTY RIGHTS COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Potential trademarks, trade secrets, copyrights and other intellectual property rights may be important assets for us. Various events outside of our control pose a threat to our ability to attain or protect the intellectual property rights associated with our product. For example, effective intellectual property protection may not be available in every country in which our product will be distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our ability to attain or protect our intellectual property rights could harm our business or our ability to compete. Also, protecting intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property by others could make it more expensive to do business and harm our operating results.

14. OUR EXECUTIVE OFFICER OWNS A MAJORITY OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, AND OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

Our sole officer and Director presently owns 69.56% of our outstanding common stock. As a result, our executive officer has substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our Directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may consider the corporate decisions made by our executive officer to be inconsistent with the interests of these stockholders. In addition, other stockholders may not be able to change the Directors and officers, and are accordingly subject to the risk that management cannot or will not manage the affairs of the Company in accordance with such stockholders' wishes.

15. CUSTOMER RELATIONSHIP MANAGEMENT SYSTEMS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the customer support systems market, we must continue to design, develop and sell new and enhanced systems that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced systems must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such systems will depend on a variety of factors, including:

     * Identifying and responding to market demand for new customer support systems;
     * The scalability of our equipment platforms to efficiently deliver our product;
     *    Keeping abreast of technological changes;
     *    Timely developing and implementing new and enhanced features;
     *    Maintaining quality of performance;

     *    Providing cost-effective support services; and
     *    Promoting our customer support system and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced customer support systems in a timely manner, if such new or enhanced systems do not achieve sufficient market acceptance, or if such new systems decrease demand for our existing customer support systems, our operating results would decline and our business would not grow.

16. BECAUSE MR. PATI HAS NO EXPERIENCE IN RUNNING A COMPANY THAT DEVELOPS AND SELLS CUSTOMER RELATIONSHIP MANAGEMENT SYSTEMS, HE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE SUCH A BUSINESS, WHICH COULD CAUSE YOU TO LOSE YOUR INVESTMENT.

We are a start-up company and we intend to market and sell our customer support system. Mr. Pati, our Director and President, has control over all decisions regarding both the policy and the operations of our company. Our success is contingent upon his ability to make appropriate business decisions in these areas. It is possible that his lack of relevant operational experience could prevent us from becoming a profitable business and prevent an investor from obtaining a return on his investment in us.

17. FUTURE REGULATION OF THE INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICES, AND/OR INCREASE OUR COST OF DOING BUSINESS.

The laws, regulations or rulings that specifically address access to or commerce on the internet are subject to change. We are unable to predict the impact, if any, that future legislation, judicial precedents, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet and popularity of broadband video products and services heighten the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

18. WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SUPPORT SERVICES THAT WE PLAN TO PROVIDE.

The operation of our support services will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or software performance problems, for whatever reason, could undermine confidence in our ability to provide service to our customers, and could cause us to lose customers or make it more difficult to attract new ones. In addition, because our support services may be critical to the businesses of our customers, any significant interruption in the provision of service could result in lost profits or other losses to our customers.

19. IF A THIRD PARTY ASSERTS THAT WE INFRINGE ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES, OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our market increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

     *    Be expensive and time-consuming to defend;
     *    Result in negative publicity;
     * Force us to stop selling our services that rely on the challenged intellectual property;
     *    Require us to redesign our software products;

     *    Divert management's attention and our other resources; or
     * Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

RISKS RELATING TO OUR COMMON STOCK

20. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 2,300,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

22. THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the Over The Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the Over The Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

23. STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

24. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

RISKS RELATING TO DOING BUSINESS IN THE PHILIPPINES

25. THE PHILIPPINES PERIODICALLY EXPERIENCES POLITICAL OR ECONOMIC INSTABILITY, WHICH COULD DISRUPT OUR OPERATIONS, INCREASE OUR COSTS AND HARM OUR BUSINESS.

The Philippines continues to experience low growth in its gross domestic product, significant inflation and a shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has and may continue to experience political instability, including strikes, demonstrations, protests, marches, coups d'etat, guerilla activity or other types of civil disorder. These instabilities and adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own any real property. We currently maintain our corporate office at 1100 Dexter Ave. North, Suite 100, Seattle, Washington 98109. We pay monthly rent of $150 for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this document, the Company has not received its trading symbol and has yet to develop a market for its securities.

HOLDERS OF OUR COMMON STOCK

On July 27, 2009 the shareholders' list of our common stock showed 36 registered shareholder and 2,300,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

OVERVIEW

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

PLAN OF OPERATION

We are developing an online help desk customer support system to assist service companies in improving their customer relationship management. We expect our system to be used by organizations interested in improving their customer relationship management by automating their customer support and by establishing a centralized help desk.

We plan for our software product to be capable of providing a generic solution across a broad range of industries.

During the next twelve months following the effectiveness of this Registration Statement, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operation:

FIRST QUARTER:

During the first three months, we plan to:

     *    Initiate our software development activities
     *    Initiate the development of our corporate and marketing collateral

Software development: We will search for the services of a third party independent software developer. We intend for the software developer to supply his or her own computer, software and high-speed Internet connection. During months 1 and 2, we intend to coordinate with the software contractor on the development of the software specifications and on a high level design. The specifications will be in the form of a document that will describe the product, the way the product interacts with the customers, and the company's database. High-level design will include identifying the different components of the software and how they interact with each other.

Marketing activities: By the end of month 1, we plan to hire an independent graphic and web designer. We expect that such independent contractor will finish developing our corporate collateral (including logo, business cards, letterheads, stationeries, e-mail forms) by the end of month 2. We also plan to develop and complete the information only website, which we expect to be completed by the end of the first quarter.

SECOND QUARTER:

During this quarter, we expect to focus on the development of our software product.

Software development: During this period the actual software development will start to take place. By the end of the quarter we expect to have a beta version complete for testing.

Marketing activities: During this quarter we plan to start researching ways to market our website and product. We will also identify third party websites that will sell our software. We will also plan our online marketing plan.

THIRD QUARTER:

Software development: During this period we will test the beta version of the software and tweak to finalize development. We expect the final version of the software to be finalized by end of this quarter. At this point we will also put a trial version of the software online for download.

Marketing activities: During this quarter we plan to finalize agreements with third party websites for the sale of our software. We expect to implement our online marketing plan by conducting keyword searches on Yahoo and Google. We will also place online banner ads on various strategic websites.

FOURTH QUARTER:

Software development: We intend to complete the development of our software product by the end of the Fourth Quarter. Initially we plan to sell the software as a download only product since this will minimize our costs. Potential customers will be able to purchase the software directly from our website.

Marketing activities: We plan to circulate news releases to industry professionals and distribute complimentary versions sent to select professionals to gain market exposure and publicity. We will also start a targeted email campaign.

ACTIVITIES TO DATE

We were incorporated under the laws of the State of Nevada on May 21, 2007. We are a development stage company. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees. To date, we have conducted market research, started work on a corporate information-only website, and researched third party software development firms.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception), through April 30, 2009.

EXPENSES

Our expenses for the twelve month period ended April 30, 2009 and 2008, were $45,240 and $7,376. During the period from May 21, 2007 (date of inception), through April 30, 2009, we incurred expenses of $52,607. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended April 30, 2009 and 2008 was $45,240 and $7,376. During the period from May 21, 2007 (date of inception), through April 30, 2009, we incurred a net loss of $52,607. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2009 reflects assets of $32,989 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 2,300,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Digital Valleys Corp. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Digital Valleys Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Digital Valleys Corporation (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended April 30, 2009, and the periods from inception on May 21, 2007 through April 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Valleys Corporation (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2009, and from inception on May 21, 2007 through April 30, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $52,607, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
August 4, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Digital Valleys Corp.
(A Development Stage Company)
Balance Sheets

                                                                  April 30,          April 30,
                                                                    2009               2008
                                                                  --------           --------
ASSETS

Cash                                                              $ 32,403           $ 55,072
Prepaid expenses                                                       586                 --
                                                                  --------           --------
Total Current Assets                                                32,989             55,072
                                                                  --------           --------

Total Assets                                                      $ 32,989           $ 55,072
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued liabilities                        $ 27,925           $  4,500
  Due to related party                                               2,671              2,939
                                                                  --------           --------
Total Current Liabilities                                           30,596              7,439
                                                                  --------           --------

Total Liabilities                                                   30,596              7,439
                                                                  --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
    2,300,000 common shares                                          2,300              2,300
  Additional paid in capital                                        52,700             52,700
  Deficit accumulated during the development stage                 (52,607)            (7,367)
                                                                  --------           --------
Total Stockholders' Equity (Deficit)                                 2,393             47,633
                                                                  --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)             $ 32,989           $ 55,072
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

Digital Valleys Corp.
(A Development Stage Company)
Statements of Operations

                                                                Period from          Period from
                                                                 Inception            Inception
                                                               (May 21, 2007)       (May 21, 2007)
                                            Year Ended               to                   to
                                             April 30,            April 30,            April 30,
                                               2009                 2008                 2009
                                            ----------           ----------           ----------
Revenue                                     $       --           $       --           $       --
                                            ----------           ----------           ----------
Expenses
  Legal and accounting                          34,233                3,000               37,233
  General and administrative                    11,007                4,376               15,374
                                            ----------           ----------           ----------
Total expenses                                  45,240                7,376               52,607

Provision for income taxes                          --                   --                   --
                                            ----------           ----------           ----------

Net (Loss)                                  $  (45,240)          $   (7,376)          $  (52,607)
                                            ==========           ==========           ==========

Basic and diluted (loss) per share          $    (0.02)          $    (0.00)
                                            ==========           ==========

Weighted average number of common
 shares outstanding                          2,300,000            1,840,000
                                            ==========           ==========


    The accompanying notes are an integral part of these financial statements

Digital Valleys Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from Inception (May 21, 2007) to April 30, 2009

                                                                                            Deficit
                                                                                          Accumulated
                                                        Common Stock        Additional     During the        Total
                                                    -------------------      Paid in      Development     Stockholders'
                                                    Shares       Amount      Capital         Stage           Equity
                                                    ------       ------      -------         -----           ------
Balance, May 21, 2007 (date of inception)                --     $    --     $     --      $      --        $     --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001
 per share)                                       1,600,000       1,600       18,400             --          20,000

Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001
 per share)                                         700,000         700       34,300             --          35,000
Net (loss) for the period from inception
 on July 31, 2007 to March 31, 2008                      --          --           --         (7,367)         (7,367)
                                                  ---------     -------     --------      ---------        --------

Balance, April 30, 2008                           2,300,000       2,300       52,700         (7,367)         47,633

Net (loss) for the year-ended April 30, 2009             --          --           --        (45,240)        (45,240)
                                                  ---------     -------     --------      ---------        --------

Balance, April 30, 2009                           2,300,000     $ 2,300     $ 52,700      $ (52,607)       $  2,393
                                                  =========     =======     ========      =========        ========


    The accompanying notes are an integral part of these financial statements

Digital Valleys Corp.
(A Development Stage Company)
Statements of Cash Flows

                                                                         Period from        Period from
                                                                          Inception          Inception
                                                                        (May 21, 2007)     (May 21, 2007)
                                                       Year Ended             to                 to
                                                        April 30,          April 30,          April 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
Operating Activities:
 Net (Loss)                                             $(45,240)          $ (7,367)          $(52,607)
 (Increase) in prepaid expenses                             (586)                --               (586)
 Increase in accounts payable and accrued
  liabilities                                             23,425              4,500             27,925
                                                        --------           --------           --------

Cash from (used in) operating activities                 (22,401)            (2,867)           (25,268)
                                                        --------           --------           --------
Financing Activities:
  Increase in due to stockholder                            (268)             2,939              2,671
  Proceeds from sale of stock                                 --             55,000             55,000
                                                        --------           --------           --------

Cash from financing activities                              (268)            57,939             55,671
                                                        --------           --------           --------

Increase (Decrease) in cash                              (22,669)            55,072             30,403

Cash, opening                                             55,072                 --                 --
                                                        --------           --------           --------

Cash, closing                                           $ 32,403           $ 55,072           $ 30,403
                                                        ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                              $     --           $     --           $     --
  Income taxes                                          $     --           $     --           $     --


    The accompanying notes are an integral part of these financial statements

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Digital Valleys Corp. ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support / help desk system.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2  - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $52,607 as of April 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $150 per month.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

ADVERTISING

The Company expenses advertising costs as incurred. The Company has had no advertising activity since inception.

LOSS PER SHARE

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the year ended April 30, 2008, the company issued 2,300,000 common shares for total proceeds of $55,000.

As at April 30, 2009, the Company had 2,300,000 common shares issued and outstanding.

As at April 30, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,573, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $51,107.

The company has non-capital losses of $52,607.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at April 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $2,671.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Digital Valleys Corp.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of April 30, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

     Name             Age                         Position
     ----             ---                         --------

Felipe A. Pati        40            President, Treasurer, Secretary and Director

MR. FELIPE A PATI joined our company in May 2007. Mr. Pati is serving as the President, Treasurer, Secretary and sole Director of the Company. Mr. Pati received his Masters in Computer Science in 2001 from De La Salle University in Manila Philippines, and a Ph.D in Philosophy in Management in 2006 from University of the Cordilleras, Baguio City, Philippines.

Currently Mr. Pati is a professor at Saint Louis University in Baguio City, Philippines. He teaches in the Information and Computer Science Department in both Graduate and Undergraduate programs.

Before that, from 2001 to 2006, he was Department Head and Associate Professor of Computer Science at the University of the Cordilleras in Bagio City, Philippines.

AUDIT COMMITTEE

We do not have an audit committee at this time.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended April 30, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2009.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                     Long Term Compensation
                                   -------------------------   ---------------------------------------------------
                                                                        Awards             Payouts
                                                               -------------------------   -------
                                                               Securities     Restricted
                                                               Underlying      Shares or
                                                                Options/      Restricted
     Name and                                                     SARs          Share        LTIP
Principal Position      Year(1)    Salary     Bonus    Other     Granted        Units       Payouts     All Other
------------------      -------    ------     -----    -----     -------        -----       -------     ---------
MR. FELIPE A. PATI       2008        Nil       Nil      Nil        Nil           Nil          Nil          Nil
President,               2009        Nil       Nil      Nil        Nil           Nil          Nil          Nil
Treasurer
Secretary and
Director

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Mr. Felipe
A. Pati       --            --              --           --         --          --           --          --           --

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our common stock owned as of July 27, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address of          Amount and Nature         Percentage of
Title of Class        Beneficial Owner((2))     of Beneficial Ownership        Class((1))
--------------        ---------------------     -----------------------        ----------
Common Stock              Mr. Pati                     1,600,000                 69.56%

All officers as
 a Group                                               1,600,000                 69.56%

----------
(1) Based on 2,300,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The following table sets forth information regarding our equity compensation plans.


                               Number of                                            Number of securities
                         securities to be issued       Weighted-average         remaining available for future
                            upon exercise of           exercise price of            issuance under equity
                          outstanding options,        outstanding options,      compensation plans (excluding
Plan category             warrants and rights         warrants and rights      securities reflected in column (a)
-------------             -------------------         -------------------      ----------------------------------
Equity compensation
plans approved by
security holders                 --                           --                               --

Equity compensation
plans not approved
by security holders              --                           --                               --

Total                            --                           --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of April 30, 2009, there is a balance owing to one of our stockholders in the amount of $2,671. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended April 30, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

REVIEW FEES

Moore and Associates, Chartered, billed us $4,500 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Moore and Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended April 30, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                                 Description
-------                                 -----------

  3.1 Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference)

  3.2 Bylaws (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference)

  31           Certification of Felipe A. Pati

  32           Certification of Felipe A. Pati

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL VALLEYS CORP.


August 7, 2009                        By: /s/ Felipe A. Pati
                                          --------------------------------------
                                          Felipe A. Pati
                                          President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                                  Title                                 Date
     ----------                                  -----                                 ----


/s/ Felipe A. Pati              President, Treasurer, Secretary, and Director       August 7, 2009
---------------------------
Felipe A. Pati