Form 10-Q
period 2009-07-31
DIGITAL VALLEYS CORP
filed 2009-09-21
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________


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

As of September 17, 2009, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Quantitative and Qualitative Disclosures about Market Risk           16

Item 4. Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3. Defaults Upon Senior Securities                                      16

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits                                                             17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                            July 31,           April 30,
                                                                              2009               2009
                                                                            --------           --------
                                                                           (unaudited)
ASSETS
  Cash                                                                      $  9,936           $ 32,403
  Prepaid expenses                                                               984                586
                                                                            --------           --------
Total Current Assets                                                          10,920             32,989
                                                                            --------           --------

Total Assets                                                                $ 10,920           $ 32,989
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable anda ccrued liabilities                                  $ 10,250           $ 27,925
  Due to related party                                                         2,671              2,671
                                                                            --------           --------
Total Current Liabilities                                                     12,921             30,596
                                                                            --------           --------

Total Liabilities                                                             12,921             30,596
                                                                            --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
    Common shares issued and outstanding - 2,300,000 common shares             2,300              2,300
  Additional paid in capital                                                  52,700             52,700
  Deficit accumulated during the development stage                           (57,001)           (52,607)
                                                                            --------           --------
Total Stockholders' Equity (Deficit)                                          (2,001)             2,393
                                                                            --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                       $ 10,920           $ 32,989
                                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      From Date of
                                            Three months         Three months        Incorporation
                                               ended                ended          (May 21, 2007) to
                                              July 31,             July 31,             July 31,
                                                2009                 2008                 2009
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                            2,000               12,000               39,233
  General & Administrative                        1,644                   78               13,926
  Bank Fees                                          --                   40                   92
  Consulting Fees                                   750                   --                3,750
                                             ----------           ----------           ----------
Loss before income taxes                         (4,394)             (12,118)             (57,001)

Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

Net loss                                     $   (4,394)          $  (12,118)          $  (57,001)
                                             ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                             ==========           ==========

Weighted average number of
 common shares outstanding (Note 4)           1,840,000            1,840,000
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

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional      During
                                                            Common Stock           Paid in      Development
                                                        Shares        Amount       Capital         Stage          Total
                                                        ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                    --     $      --     $      --      $      --      $      --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001 per share)     1,600,000         1,600        18,400             --         20,000

Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001 per share)         700,000           700        34,300             --         35,000

Net (loss) for the period from inception on
 July 31, 2007 to March 31, 2008                             --            --            --         (7,367)        (7,367)
                                                      ---------     ---------     ---------      ---------      ---------
Balance, April 30, 2008                               2,300,000         2,300        52,700         (7,367)        47,633

Net (loss) for the year-ended April 30, 2009                 --            --            --        (45,240)       (45,240)
                                                      ---------     ---------     ---------      ---------      ---------
Balance, April 30, 2009                               2,300,000         2,300        52,700        (52,607)         2,393

Net (loss) for the period ended July 31, 2009                --            --            --         (4,394)        (4,394)
                                                      ---------     ---------     ---------      ---------      ---------

Balance, July 31, 2009                                2,300,000     $   2,300     $  52,700      $ (57,001)     $  (2,001)
                                                      =========     =========     =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From Date of
                                                                 Three months       Three months      Incorporation
                                                                    ended              ended        (May 21, 2007) to
                                                                   July 31,           July 31,           July 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                          $ (4,394)          $(12,118)          $(57,001)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     (Increase) Decrease in prepaid rent                               (398)              (948)              (984)
     Increase (Decrease) in accrued liabilities                     (15,675)             2,256             10,250
     Increase (Decrease) in due to stockholder                           --               (368)             2,671
                                                                   --------           --------           --------
Net cash used in operating activities                               (22,467)           (11,178)           (45,064)
                                                                   --------           --------           --------
INVESTING ACTIVITIES

Net cash used in investing activities                                    --                 --                 --
                                                                   --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --                 --             55,000
                                                                   --------           --------           --------
Cash from financing activities                                           --                 --             55,000

Change in cash during the period                                    (22,467)           (11,178)             9,936
Cash, beginning of the period                                        32,403             55,072                 --
                                                                   --------           --------           --------

Cash, end of the period                                            $  9,936           $ 43,894           $  9,936
                                                                   ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                       $     --           $     --           $     --
  Cash paid for interest                                           $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                        $     --           $     --           $     --
  Stock issued for accounts payable                                $     --           $     --           $     --
  Stock issued for notes payable and interest                      $     --           $     --           $     --
  Stock issued for convertible debentures and interest             $     --           $     --           $     --
  Convertible debentures issued for services                       $     --           $     --           $     --
  Warrants issued                                                  $     --           $     --           $     --
  Note payable issued for finance charges                          $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                 $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


NOTE 1 - NATURE OF OPERATIONS

Digital Valleys Corp. ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support/help desk system.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $57,001 as of July 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $200 per month.

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


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

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


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

As at July 31, 2009, the Company had 2,300,000 common shares issued and outstanding.

As at July 31, 2009, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,540, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $57,001.

The company has non-capital losses of $57,001.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at July 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $2,671.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                             DIGITAL VALLEYS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three-month period period ended July 31, 2009 was $4,394. During the period from May 21, 2007 (date of inception), through July 31, 2009, we incurred a net loss of $57,001. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

EXPENSES

Our expenses for the three month period ended July 31, 2009 was $4,394. During the period from May 21, 2007 (date of inception), through July 31, 2009, we incurred expenses of $57,001. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2009, reflects assets of $10,920. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2009, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended July 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through July 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                            DIGITAL VALLEYS CORP.


Date: September 17, 2009    By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: September 17, 2009           /s/ Felipe A. Pati
                                   ---------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)