Form 10-Q/A
period 2009-07-31
DIGITAL VALLEYS CORP
filed 2009-09-24
CIK 1439971

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

                            DIGITAL VALLEYS CORP.


Date: September 21, 2009    By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: September 21, 2009           /s/ Felipe A. Pati
                                   ---------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)