Form 10-Q
period 2009-10-31
DIGITAL VALLEYS CORP
filed 2009-12-16
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2009

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

As of December 16, 2009, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis or Plan of Operation             14

Item 3. Quantitative and Qualitative Disclosures about Market Risk            16

Item 4. Controls and Procedures                                               16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits                                                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                October 31,         April 30,
                                                                   2009               2009
                                                                 --------           --------
                                                               (unaudited)          (audited)
ASSETS

Cash                                                             $  5,490           $ 32,403
Prepaid expenses                                                      385                586
                                                                 --------           --------

Total Current Assets                                                5,875             32,989
                                                                 --------           --------

Total Assets                                                     $  5,875           $ 32,989
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued liabilities                       $  6,750           $ 27,925
  Due to related party                                              2,671              2,671
                                                                 --------           --------

Total Current Liabilities                                           9,421             30,596
                                                                 --------           --------

Total Liabilities                                                   9,421             30,596
                                                                 --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
   2,300,000 common shares                                          2,300              2,300
  Additional paid in capital                                       52,700             52,700
  Deficit accumulated during the development stage                (58,546)           (52,607)
                                                                 --------           --------

Total Stockholders' Equity (Deficit)                               (3,546)             2,393
                                                                 --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)            $  5,875           $ 32,989
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                           From Date of
                                                                                                          Incorporation
                                       Three months     Three months      Six months       Six months     (May 21, 2007)
                                          ended            ended            ended            ended             to
                                        October 31,      October 31,      October 31,      October 31,      October 31,
                                           2009             2008             2009             2008             2009
                                        ----------       ----------       ----------       ----------       ----------
REVENUE                                 $       --       $       --       $       --       $       --       $       --
                                        ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES
  Accounting and legal                          --            1,500            2,750           13,500           39,983
  General & Administrative                   1,545              570            3,189              647           15,472
  Bank Fees                                     --               --               --               40               91
  Consulting Fees                               --               --               --               --            3,000
                                        ----------       ----------       ----------       ----------       ----------
Loss before income taxes                    (1,545)          (2,070)          (5,939)         (14,187)         (58,546)

Provision for income taxes                      --               --               --               --               --
                                        ----------       ----------       ----------       ----------       ----------

Net loss                                $   (1,545)      $   (2,070)      $   (5,939)      $  (15,787)      $  (58,546)
                                        ==========       ==========       ==========       ==========       ==========
Basic and diluted loss per
 Common share (1)

Weighted average number of
 common shares outstanding (Note 4)      2,300,000        2,300,000        2,300,000        2,300,000

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional      During
                                                            Common Stock           Paid in      Development
                                                        Shares        Amount       Capital         Stage          Total
                                                        ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                    --      $    --      $     --      $      --       $     --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001 per share)     1,600,000        1,600        18,400             --         20,000
Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001 per share)         700,000          700        34,300             --         35,000
Net (loss) for the period from inception on
July 31, 2007 to March 31, 2008                              --           --            --         (7,367)        (7,367)
                                                      ---------      -------      --------      ---------       --------

Balance, April 30, 2008                               2,300,000        2,300        52,700         (7,367)        47,633

Net (loss) for the year-ended April 30, 2009                 --           --            --        (45,240)       (45,240)
                                                      ---------      -------      --------      ---------       --------

Balance, April 30, 2009                               2,300,000        2,300        52,700        (52,607)         2,393

Net (loss) for the period ended October 31, 2009             --           --            --         (5,939)        (5,939)
                                                      ---------      -------      --------      ---------       --------

Balance, October 31, 2009                             2,300,000      $ 2,300      $ 52,700      $ (58,546)      $ (3,546)
                                                      =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                        From Date of
                                                                                                       Incorporation
                                                                   Six months         Six months       (May 21, 2007)
                                                                     ended              ended               to
                                                                   October 31,        October 31,        October 31,
                                                                      2009               2008               2009
                                                                    --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                           $ (5,939)          $(14,187)          $(58,546)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid rent                                (378)              (378)              (385)
     Increase (Decrease) in accrued liabilities                           --                 --              6,750
     Increase (Decrease) in due to stockholder                           368               (368)             2,671
                                                                    --------           --------           --------

Net cash used in operating activities                                 (5,949)           (14,933)           (49,510)
                                                                    --------           --------           --------
INVESTING ACTIVITIES
  Net cash used in investing activities                                   --                 --                 --
                                                                    --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  --                 --             55,000
                                                                    --------           --------           --------

Cash from financing activities                                            --                 --             55,000
                                                                    --------           --------           --------

Change in cash during the period                                      (5,949)           (14,933)             5,490

Cash, beginning of the period                                         32,403             55,072                 --
                                                                    --------           --------           --------

Cash, end of the period                                             $  5,490           $ 40,139           $  5,490
                                                                    ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                        $     --           $     --           $     --
  Cash paid for interest                                            $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                         $     --           $     --           $     --
  Stock issued for accounts payable                                 $     --           $     --           $     --
  Stock issued for notes payable and interest                       $     --           $     --           $     --
  Stock issued for convertible debentures and interest              $     --           $     --           $     --
  Convertible debentures issued for services                        $     --           $     --           $     --
  Warrants issued                                                   $     --           $     --           $     --
  Note payable issued for finance charges                           $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                  $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture      $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 1 - NATURE OF OPERATIONS

Digital Valleys Corp. ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support / help desk system.

The company has limited operations and is considered to be in the development stage.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC as of and for the period ended April 30, 2009. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3  - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $58,564 as of October 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities, and an amount due to stockholder.

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

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

NOTE 5 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 6 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the year ended April 30, 2008, the company issued 2,300,000 common shares for total proceeds of $55,000.

As at October 31, 2009, the Company had 2,300,000 common shares issued and outstanding, and the Company has no warrants or options outstanding.

NOTE 7 - INCOME TAXES

The Company provides for income using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,880, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $58,546.

The company has non-capital losses of $58,546.

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 8 - RELATED PARTY TRANSACTIONS

As at October 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $2,671.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - CONCENTRATIONS OF RISKS

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates

                             Digital Valleys Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                October 31, 2009


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 11 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2009 through December 15, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Registration Statement on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three and six month periods ended October 31, 2009 was $1,545 and $5,939, compared to $2,070 and $15,787 for the three and six moinths ended October 31, 2008. During the period from May 21, 2007 (date of inception), through October 31, 2009, we incurred a net loss of $58,546. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

EXPENSES

Our expenses for the three and six month periods ended October 31, 2009 was $1,545 and $5,939 respectively. During the period from May 21, 2007 (date of inception), through October 31, 2009, we incurred expenses of $58,546. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2009, reflects assets of $5,875. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2009, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended October 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through October 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                            DIGITAL VALLEYS CORP.


Date: December 16, 2009     By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 16, 2009            /s/ Felipe A. Pati
                                   ---------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)