Form 10-Q
period 2010-01-31
DIGITAL VALLEYS CORP
filed 2010-03-23
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2010

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

As of March 15, 2010, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13

Item 4. Controls and Procedures                                               13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                 January 31,         April 30,
                                                                    2010               2009
                                                                  --------           --------
                                                                 (unaudited)         (audited)
ASSETS

Cash                                                              $  3,000           $ 32,403
Prepaid expenses                                                       785                586
                                                                  --------           --------
Total Current Assets                                                 3,785             32,989
                                                                  --------           --------

Total Assets                                                      $  3,785           $ 32,989
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued liabilities                        $  7,500           $ 27,925
  Due to related party                                               2,671              2,671
                                                                  --------           --------
Total Current Liabilities                                           10,171             30,596
                                                                  --------           --------

Total Liabilities                                                   10,171             30,596
                                                                  --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
    2,300,000 common shares                                          2,300              2,300
  Additional paid in capital                                        52,700             52,700
  Deficit accumulated during the development stage                 (61,386)           (52,607)
                                                                  --------           --------
Total Stockholders' Equity (Deficit)                                (6,386)             2,393
                                                                  --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)             $  3,785           $ 32,989
                                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                               From Date of
                              Three months    Three months     Nine months     Nine months     Incorporation
                                 ended           ended           ended           ended       (May 21, 2007) to
                               January 31,     January 31,     January 31,     January 31,      January 31,
                                  2010            2009            2010            2009             2010
                               ----------      ----------      ----------      ----------       ----------
REVENUE                        $       --      $       --      $       --      $       --       $       --
                               ----------      ----------      ----------      ----------       ----------
OPERATING EXPENSES
  Accounting and legal              2,000           1,000           4,750          14,500           41,983
  General & Administrative            840             600           4,029           1,248           16,312
  Bank Fees                            --              --              --              40               91
  Consulting Fees                      --              --              --              --            3,000
                               ----------      ----------      ----------      ----------       ----------

Loss before income taxes           (2,840)         (1,600)         (8,779)        (15,788)         (61,386)

Provision for income taxes             --              --              --              --               --
                               ----------      ----------      ----------      ----------       ----------

Net loss                       $   (2,840)     $   (1,600)     $   (8,779)     $  (15,788)      $  (61,386)
                               ==========      ==========      ==========      ==========       ==========

Basic and diluted loss per
 Common share (1)

Weighted average number
 of common shares
 outstanding (Note 4)           2,300,000       2,300,000       2,300,000       2,300,000
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

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional      During
                                                            Common Stock           Paid in      Development
                                                        Shares        Amount       Capital         Stage          Total
                                                        ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                    --      $    --      $     --      $      --       $     --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001 per share)     1,600,000        1,600        18,400             --         20,000

Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001 per share)         700,000          700        34,300             --         35,000

Net (loss) for the period from inception on
July 31, 2007 to March 31, 2008                              --           --            --         (7,367)        (7,367)
                                                      ---------      -------      --------      ---------       --------

Balance, April 30, 2008                               2,300,000        2,300        52,700         (7,367)        47,633

Net (loss) for the year-ended April 30, 2009                 --           --            --        (45,240)       (45,240)
                                                      ---------      -------      --------      ---------       --------

Balance, April 30, 2009                               2,300,000        2,300        52,700        (52,607)         2,393

Net (loss) for the period ended January 31, 2010             --           --            --         (8,779)        (8,779)
                                                      ---------      -------      --------      ---------       --------

Balance, January 31, 2010                             2,300,000      $ 2,300      $ 52,700      $ (61,386)      $ (6,386)
                                                      =========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         From Date of
                                                                    Nine months        Nine months       Incorporation
                                                                      ended              ended         (May 21, 2007) to
                                                                    January 31,        January 31,        January 31,
                                                                       2010               2009               2010
                                                                     --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                            $ (8,779)          $(15,788)          $(61,386)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid rent                                 (199)              (276)              (785)
     Increase (Decrease) in accrued liabilities                            --                 --              7,500
     Increase (Decrease) in due to stockholder                        (20,425)              (368)             2,671
                                                                     --------           --------           --------
Net cash used in operating activities                                 (29,403)           (16,432)           (52,000)
                                                                     --------           --------           --------
INVESTING ACTIVITIES

Net cash used in investing activities                                      --                 --                 --
                                                                     --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   --                 --             55,000
                                                                     --------           --------           --------
Cash from financing activities                                             --                 --             55,000
                                                                     --------           --------           --------

Change in cash during the period                                      (29,403)           (16,432)             3,000
Cash, beginning of the period                                          32,403             55,072                 --
                                                                     --------           --------           --------

Cash, end of the period                                              $  3,000           $ 38,640           $  3,000
                                                                     ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                         $     --           $     --           $     --
  Cash paid for interest                                             $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                          $     --           $     --           $     --
  Stock issued for accounts payable                                  $     --           $     --           $     --
  Stock issued for notes payable and interest                        $     --           $     --           $     --
  Stock issued for convertible debentures and interest               $     --           $     --           $     --
  Convertible debentures issued for services                         $     --           $     --           $     --
  Warrants issued                                                    $     --           $     --           $     --
  Note payable issued for finance charges                            $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                   $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture       $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2010


NOTE 1 - NATURE OF OPERATIONS

Digital Valleys Corp. ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support/help desk system.

The company has limited operations and is considered to be in the development stage.

NOTE 2 - BASIS OF PRESENTATION

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $61,386 as of January 31, 2010.

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

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2010


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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2010


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

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

As at January 31, 2010, the Company had 2,300,000 common shares issued and outstanding, and the Company has no warrants or options outstanding.

NOTE 7 - INCOME TAXES

The Company provides for income using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $13,504, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $61,386.

The company has non-capital losses of $61,386.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2010


NOTE 8 - RELATED PARTY TRANSACTIONS

As at January 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $2,671.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 11 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in the financial statements.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three and nine month periods ended January 31, 2010 was $2,840 and $8,779, compared to $1,600 and $15,788 for the three and nine moinths ended January 31, 2009. During the period from May 21, 2007 (date of inception), through January 31, 2010, we incurred a net loss of $61,386. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

EXPENSES

Our expenses for the three and nine month periods ended January 31, 2010 was $2,840 and $8,779 respectively. During the period from May 21, 2007 (date of inception), through January 31, 2010, we incurred expenses of $61,386. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2010, reflects assets of $3,785. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2009, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended January 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through January 31, 2010.

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

                            DIGITAL VALLEYS CORP.


Date: March 15, 2010        By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 15, 2010               /s/ Felipe A. Pati
                                   ---------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Financial Officer)