Form 10-K
period 2010-04-30
DIGITAL VALLEYS CORP
filed 2010-06-18
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2010

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A - no common stock traded during period

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,300,000 shares of common stock as of June 15, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

ITEM 1.     Description of Business                                            3

ITEM 1A.    Risk Factors                                                      12

ITEM 2.     Description of Property                                           19

ITEM 3.     Legal Proceedings                                                 19

ITEM 4.     Submission of Matters to a Vote of Security Holders               19

PART II

ITEM 5.     Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities     19

ITEM 6.     Selected Financial Data                                           19

ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         20

ITEM 8.     Financial Statements                                              23

ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          32

ITEM 9A.    Controls and Procedures                                           32

ITEM 9B.    Other Information                                                 33

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance            34

ITEM 11.    Executive Compensation                                            35

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   36

ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      37

ITEM 14.    Principal Accountant Fees and Services                            37

PART IV

ITEM 15.    Exhibits                                                          37

Signatures                                                                    38

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

SUPPORT TICKET MODULE

The purpose of this module is to efficiently track, route, and resolve issues. We intend for the support ticket module to be able to be customized to the unique needs of the organization. System administrators will be able to add and customize ticket fields as needed. The following diagram summaries the flow of the ticket support process.

           [GRAPHIC DIAGRAM OF THE FLOW OF THE TICKET SUPPORT PROCESS]


---------------------------->      Customer       ----------------------------
|                                     ^                                      |
|                                     |                                      |
|                                     |                                      |
|                                     |                                     \ /
Email,                                |                        Web Form & Email,
Notification to                       |                             Tickets
customer                              |                                      |
^                                     |                                      |
|                                     |                                      |
|                                     |                                      |
|                               Obtain more info                             |
|                                     |                                      |
|                                     |                                      |
                                      |                                      |
Ticket/Issue is                       |                                     \ /
Solved                                |                          Tickets Engine
^                                     |
|                                     |                                       |
|                                     |                                       |
|                                     |                                       |
|                                     |                                       |
|                                    \ /                                      |
----------------------------    Process Tickets    <---------------------------

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

EMAILING MODULE

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

REPORTING MODULE

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

SYSTEM ADMINISTRATION MODULE

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

TECHNICAL SPECIFICATIONS

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

PRICING MODEL

We intend to sell our software product with the following pricing structure:

     $300 for 50 licensed users.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

              Research and Development                     15,000
              Legal and Accounting                          9,000
              Transfer Agent                                1,000
              Marketing and Corporate Collateral            1,500
              Travel                                          500
              Telephone and Web Hosting                     1,000
              Office Equipment and Software Tools           3,000
              Office Supplies                               1,000
              Misc. Administrative Expenses                 1,000
              Office Rent                                   2,000
                                                           ------

              EXPENSES                                     35,000
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

3. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

We have not yet established an ongoing source of revenues. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period May 21, 2007 (inception) to April 30, 2010. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own any real property. We currently maintain our corporate office at 1100 Dexter Ave. North, Suite 100, Seattle, Washington 98109. We pay monthly rent of $200 for use of this space. This space is sufficient until we commence full operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this document, the Company has not received its trading symbol and has yet to develop a market for its securities.

HOLDERS OF OUR COMMON STOCK

On June 15, 2010 the shareholders' list of our common stock showed 36 registered shareholder and 2,300,000 shares outstanding.

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

FIRST QUARTER - 2011:

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

SECOND QUARTER - 2011:

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

THIRD QUARTER - 2011:

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

FOURTH QUARTER - 2011:

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception), through April 30, 2010.

EXPENSES

Our expenses for the twelve month period ended April 30, 2010 and 2009, were $13,475 and $45,240. During the period from May 21, 2007 (date of inception), through April 30, 2010, we incurred expenses of $66,082. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended April 30, 2010 and 2009 was $13,475 and $45,240. During the period from May 21, 2007 (date of inception), through April 30, 2010, we incurred a net loss of $66,082. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2010 reflects assets of $3,090 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 2,300,000 shares of common stock with gross proceeds of $55,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             APRIL 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm                     24

Balance Sheets as of April 30, 2010 and 2009                                25

Statements of Operations for the years ended April 30, 2010 and 2009 and for the period from May 21, 2007 (Date of Inception) to
April 30, 2010                                                              26

Statement of Stockholders' Equity (Deficit) as of April 30, 2010            27

Statements of Cash Flows for the years ended April 30, 2010 and 2009 and for the period from May 21, 2007 (Date of Inception) to
April 30, 2010                                                              28

Notes to the Financial Statements                                           29

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Digital Valleys Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Digital Valleys Corp. (the "Company") as of April 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from May 21, 2007 (inception) to April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Valleys Corp. as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from May 21, 2007 (inception) to April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
----------------------------------
Bingham Farms, Michigan
June 8, 2010

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             APRIL 30, 2010 AND 2009

                                                                          April 30,          April 30,
                                                                            2010               2009
                                                                          --------           --------
ASSETS

Current Assets
  Cash                                                                    $  2,840           $ 32,403
  Prepaid expenses                                                             250                586
                                                                          --------           --------
Total Current Assets                                                         3,090             32,989
                                                                          --------           --------

Total Assets                                                              $  3,090           $ 32,989
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Current Liabilities
    Accounts payable and accrued liabilities                              $ 11,501           $ 27,925
    Due to related party                                                     2,671              2,671
                                                                          --------           --------
Total Current Liabilities                                                   14,172             30,596

Total Liabilities                                                           14,172             30,596
                                                                          --------           --------

Stockholders' Equity (Deficit)
  Common stock, 100,000,000, par value $0.001 shares authorized;
   2,300,000 common shares issued and outstanding                            2,300              2,300
  Additional paid in capital                                                52,700             52,700
  Deficit accumulated during the development stage                         (66,082)           (52,607)
                                                                          --------           --------
Total Stockholders' Equity (Deficit)                                       (11,082)             2,393
                                                                          --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                     $  3,090           $ 32,989
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
         FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2010

                                                                                                     From
                                                                                                 May 21, 2007
                                                        Year Ended           Year Ended         (Inception) to
                                                         April 30,            April 30,            April 30,
                                                           2010                 2009                 2010
                                                        ----------           ----------           ----------
REVENUE                                                 $       --           $       --           $       --
                                                        ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                       8,750               34,233               45,985
  General & Administrative                                   4,725                9,442               17,006
  Bank Fees                                                     --                   65                   91
  Consulting Fees                                               --                1,500                3,000
                                                        ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                    13,475               45,240               66,082

LOSS FROM OPERATIONS                                       (13,475)             (45,240)             (66,082)

PROVISION FOR INCOME TAXES                                      --                   --                   --
                                                        ----------           ----------           ----------

NET LOSS                                                $  (13,475)          $  (45,240)          $  (66,082)
                                                        ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.01)          $    (0.02)
                                                        ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       2,300,000            2,300,000
                                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2010

                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional   During the
                                                            Common Stock          Paid in     Development
                                                        Shares        Amount      Capital        Stage         Total
                                                        ------        ------      -------        -----         -----
Balance, May 21, 2007 (date of inception)                   --       $    --     $     --     $      --      $      --

Shares issued to founder on at $0.0115 per share     1,600,000         1,600       18,400            --         20,000

Private placement at $0.05 per share                   700,000           700       34,300            --         35,000

Net loss for the period ended April 30, 2008                --            --           --        (7,367)        (7,367)
                                                     ---------       -------     --------     ---------      ---------

Balance, April 30, 2008                              2,300,000         2,300       52,700        (7,367)        47,633

Net loss for the year ended April 30, 2009                  --            --           --       (45,240)       (45,240)
                                                     ---------       -------     --------     ---------      ---------

Balance, April 30, 2009                              2,300,000         2,300       52,700       (52,607)         2,393

Net loss for the year ended April 30, 2010                  --            --           --       (13,475)       (13,475)
                                                     ---------       -------     --------     ---------      ---------

Balance, April 30, 2010                              2,300,000       $ 2,300     $ 52,700     $ (66,082)     $ (11,082)
                                                     =========       =======     ========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
         FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2010

                                                                                                                From
                                                                                                            May 21, 2007
                                                                       Year Ended         Year Ended       (Inception) to
                                                                        April 30,          April 30,          April 30,
                                                                          2010               2009               2010
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $(13,475)          $(45,240)          $(66,082)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) decrease in prepaid rent                                     336               (586)              (250)
     Increase (decrease) in accounts payable and accrued liabilities     (16,424)            23,425             11,501
                                                                        --------           --------           --------
Net cash Used in Operating Activities                                    (29,563)           (22,669)           (54,831)
                                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --                 --             55,000
  Proceeds from loan from stockholder                                         --                 --              2,939
  Payments on loan from stockholder                                           --               (268)              (268)
                                                                        --------           --------           --------
Net Cash Provided by Financing Activities                                     --               (268)            57,671
                                                                        --------           --------           --------

Net Increase (Decrease) in Cash                                          (29,563)           (22,669)             2,840
Cash, beginning of the period                                             32,403             55,072                 --
                                                                        --------           --------           --------

Cash, end of the period                                                 $  2,840           $ 32,403           $  2,840
                                                                        ========           ========           ========

SUPPLEMENTAL NON-CASH DISCLOSURES
  Cash paid for income taxes                                            $     --           $     --           $     --
                                                                        ========           ========           ========
  Cash paid for interest                                                $     --           $     --           $     --
                                                                        ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 APRIL 30, 2010


NOTE 1 - NATURE OF OPERATIONS

Digital Valleys Corp. ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support / help desk system. The company has limited operations and is considered to be in the development stage.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $66,082 as of April 30, 2010.

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

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 APRIL 30, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
Digital Valleys does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - CAPITAL STOCK

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

During the year ended April 30, 2008, the company issued 2,300,000 common shares for total proceeds of $55,000.

As of April 30, 2010, the Company had 2,300,000 common shares issued and outstanding, and the Company has no warrants or options outstanding.

                              DIGITAL VALLEYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 APRIL 30, 2010


NOTE 6 - INCOME TAXES

The Company provides for income using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total gross deferred tax asset at April 30, 2010 is $14,538, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $66,082. The valuation allowance at April 30, 2010 is $(14,538).

The company has non-capital losses of $66,082.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at April 30, 2010, there is a balance owing to a stockholder of the Company in the amount of $2,671.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - CONCENTRATIONS OF RISKS

As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and remained in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 and has determined that it does not have any material subsequent events to disclose in the financial statements.

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

As of April 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of April 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended April 30, 2010, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended April 30, 2010.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                     Long Term Compensation
                                   -------------------------   ---------------------------------------------------
                                                                        Awards             Payouts
                                                               -------------------------   -------
                                                               Securities     Restricted
                                                               Underlying      Shares or
                                                                Options/      Restricted
     Name and                                                     SARs          Share        LTIP
Principal Position       Year      Salary     Bonus    Other     Granted        Units       Payouts     All Other
------------------       ----      ------     -----    -----     -------        -----       -------     ---------
Mr. Felipe A. Pati       2009        Nil       Nil      Nil        Nil           Nil          Nil          Nil
President,               2010        Nil       Nil      Nil        Nil           Nil          Nil          Nil
Treasurer
Secretary and
Director

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended April 30, 2010.

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

                      Name and Address of          Amount and Nature         Percentage of
Title of Class        Beneficial Owner(2)       of Beneficial Ownership         Class(1)
--------------        -------------------       -----------------------         --------
Common Stock              Mr. Pati                     1,600,000                 69.56%

All Officers as
 a Group                                               1,600,000                 69.56%

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

As of April 30, 2010, there is a balance owing to one of our stockholders in the amount of $2,671. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended April 30, 2010, Silberstein Ungar, PLLC billed us for $4,500 in audit fees.

REVIEW FEES

Silberstein Ungar PLLC, billed us $4,500 for reviews of our quarterly financial statements in fiscal 2010 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Silberstein Ungar, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended April 30, 2010

PRE-APPROVAL POLICIES AND PROCEDURES

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

                                       DIGITAL VALLEYS CORP.


June 17, 2010                         By: /s/ Felipe A. Pati
                                          --------------------------------------
                                          Felipe A. Pati
                                          President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                           Title                         Date
     ----------                           -----                         ----


/s/ Felipe A. Pati             President, Treasurer, Secretary,    June 17, 2010
---------------------------    and Director
Felipe A. Pati