Form 10-Q
period 2010-07-31
DIGITAL VALLEYS CORP
filed 2010-09-20
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2010

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

As of September 17, 2010, 41,400,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13

Item 4. Controls and Procedures                                               13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  July 31,          April 30,
                                                                   2010               2010
                                                                 --------           --------
                                                                (unaudited)         (audited)
ASSETS

  Cash                                                           $     28           $  2,840
  Prepaid expenses                                                    447                250
                                                                 --------           --------

Total Current Assets                                                  475              3,090
                                                                 --------           --------

Total Assets                                                     $    475           $  3,090
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued liabilities                       $  8,500           $ 11,501
  Due to related party                                             11,171              2,671
                                                                 --------           --------

Total Current Liabilities                                          19,671             14,172
                                                                 --------           --------

Total Liabilities                                                  19,671             14,172
                                                                 --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
   41,400,000 common shares                                        41,400             41,400
  Additional paid in capital                                       13,600             13,600
  Deficit accumulated during the development stage                (74,196)           (66,082)
                                                                 --------           --------

Total Stockholders' Equity (Deficit)                              (19,196)           (11,082)
                                                                 --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)            $    475           $  3,090
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                           From Date of
                                             Three months           Three months          Incorporation
                                                ended                  ended            (May 21, 2007) to
                                               July 31,               July 31,               July 31,
                                                 2010                   2009                   2010
                                             ------------           ------------           ------------
REVENUE                                      $         --           $         --           $         --
                                             ------------           ------------           ------------
OPERATING EXPENSES
  Accounting and legal                              6,382                  2,000                 52,365
  General & Administrative                            982                  1,644                 17,959
  Bank Fees                                            --                     --                    122
  Consulting Fees                                     750                    750                  3,750
                                             ------------           ------------           ------------

Loss before income taxes                           (8,114)                (4,394)               (74,196)

Provision for income taxes                             --                     --                     --
                                             ------------           ------------           ------------

Net loss                                     $     (8,114)          $     (4,394)          $    (74,196)
                                             ============           ============           ============
Basic and diluted loss per
 Common share (1)
                                             ============           ============           ============
Weighted average number of
 common shares outstanding (Note 5)            41,400,000             41,400,000
                                             ============           ============

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional      During
                                                            Common Stock           Paid in      Development
                                                        Shares        Amount       Capital         Stage          Total
                                                        ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                    --      $    --       $    --      $     --       $     --

Shares issued to founder on May 21, 2007 @
 $0.0115 per share (par value $0.001 per share)      28,800,000       28,800        (8,800)           --         20,000
Private placement on January 31, 2008 @
 $0.05 per share (par value $0.001 per share)        12,600,000       12,600        22,400            --         35,000
Net (loss) for the period from inception on
 July 31, 2007 to March 31, 2008                             --           --            --        (7,367)        (7,367)
                                                     ----------      -------       -------      --------       --------

Balance, April 30, 2008                              41,400,000       41,400        13,600        (7,367)        47,633

Net (loss) for the year-ended April 30, 2009                 --           --            --       (45,240)       (45,240)
                                                     ----------      -------       -------      --------       --------

Balance, April 30, 2009                              41,400,000       41,400        13,600       (52,607)         2,393

Net (loss) for the year ended April 30, 2009                 --           --            --       (13,475)       (13,475)
                                                     ----------      -------       -------      --------       --------

Balance, April 30, 2010                              41,400,000       41,400        13,600       (66,082)       (11,082)

Net (loss) for the quarter ended July 31, 2010               --           --            --        (8,114)        (8,114)
                                                     ----------      -------       -------      --------       --------

Balance, July 31, 2010                               41,400,000      $41,400       $13,600      $(74,196)      $(19,196)
                                                     ==========      =======       =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      From Date of
                                                                Three months       Three months      Incorporation
                                                                   ended              ended        (May 21, 2007) to
                                                                  July 31,           July 31,           July 31,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                         $ (8,114)          $ (4,394)          $(74,196)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                          (197)              (398)              (447)
     Increase (Decrease) in accrued liabilities                     (3,001)           (15,675)             8,500
     Increase (Decrease) in due to stockholder                       8,500                 --             11,171
                                                                  --------           --------           --------

Net cash used in operating activities                               (2,812)           (22,467)           (54,972)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in operating activities                                   --                 --                 --
                                                                  --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --                 --             55,000
                                                                  --------           --------           --------

Cash from financing activities                                          --                 --             55,000
                                                                  --------           --------           --------

Change in cash during the period                                    (2,812)           (22,467)                28
Cash, beginning of the period                                        2,840             32,403                 --
                                                                  --------           --------           --------

Cash, end of the period                                           $     28           $  9,936           $     28
                                                                  ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                      $     --           $     --           $     --
  Cash paid for interest                                          $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                       $     --           $     --           $     --
  Stock issued for accounts payable                               $     --           $     --           $     --
  Stock issued for notes payable and interest                     $     --           $     --           $     --
  Stock issued for convertible debentures and interest            $     --           $     --           $     --
  Convertible debentures issued for services                      $     --           $     --           $     --
  Warrants issued                                                 $     --           $     --           $     --
  Note payable issued for finance charges                         $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture    $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $74,196 as of July 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


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

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


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

On July 12, 2010, the Company approved an 18-1 forward stock split. Shares outstanding have been restated to reflect the split as if the shares have been outstanding since inception.

As at July 31, 2010, the Company had 41,400,000 common shares issued and outstanding.

As at July 31, 2010, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $16,323, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $74,196.

The company has non-capital losses of $74,196.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at July 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $11,171.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2010.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2010. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Digital Valleys does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through September 13, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three months ended July 31, 2010 was $8,114 compared to $4,394 for the three months ended July 31, 2009. During the period from May 21, 2007 (date of inception), through July 31, 2010, we incurred a net loss of $74,196. This loss consisted primarily of legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 2,300,000 shares of common stock.

EXPENSES

Our expenses for the three months ended July 31, 2010 were $8,114 compared to $4,394 for the three months ended July 31, 2009. During the period from May 21, 2007 (date of inception), through July 31, 2010, we incurred expenses of $74,196. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2010, reflects assets of $475. Cash and cash equivalents from inception to date have not been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2010, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended July 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through July 31, 2010.

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

                            DIGITAL VALLEYS CORP.


Date: September 17, 2010    By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: September 17, 2010    By: /s/ Felipe A. Pati
                               -------------------------------------------------
                            Name:  Felipe A. Pati
                            Title: President, Treasurer, Secretary, and Director
                                   (Principal Executive and Principal Financial
                                   and Accounting Officer)