Form 10-Q
period 2010-10-31
DIGITAL VALLEYS CORP
filed 2010-12-16
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


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

As of December 13, 2010, 2,300,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        October 31,         April 30,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (unaudited)
ASSETS

  Cash                                                                   $     26           $  2,840
  Prepaid expenses                                                             --                250
                                                                         --------           --------
Total Current Assets                                                           26              3,090
                                                                         --------           --------

Total Assets                                                             $     26           $  3,090
                                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued liabilities                               $ 11,109           $ 11,501
  Due to related party                                                     11,171              2,671
                                                                         --------           --------
Total Current Liabilities                                                  22,280             14,172
                                                                         --------           --------
Total Liabilities                                                          22,280             14,172
                                                                         --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
    41,400,000 common shares                                               41,400             41,400
  Additional paid in capital                                               13,600             13,600
  Deficit accumulated during the development stage                        (77,254)           (66,082)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                      (22,254)           (11,082)
                                                                         --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                    $     26           $  3,090
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    From Date of
                                   Three months    Three months      Six months      Six months     Incorporation
                                      ended           ended            ended           ended      (May 21, 2007) to
                                    October 31,     October 31,      October 31,     October 31,     October 31,
                                       2010            2009             2010            2009            2010
                                    -----------     -----------      -----------     -----------     -----------
REVENUE                             $        --     $        --      $        --     $        --     $        --
                                    -----------     -----------      -----------     -----------     -----------

OPERATING EXPENSES
  Accounting and legal                    1,000              --            7,383           2,750          53,365
  General & Administrative                1,307           1,545            2,289           3,189          19,266
  Bank Fees                                  --              --               --              --             123
  Consulting Fees                           750              --            1,500              --           4,500
                                    -----------     -----------      -----------     -----------     -----------
Loss before income taxes                 (3,057)         (1,545)         (11,172)         (5,939)        (77,254)

Provision for income taxes                   --              --               --              --              --
                                    -----------     -----------      -----------     -----------     -----------

Net loss                            $    (3,057)    $    (1,545)     $   (11,172)    $    (5,939)    $   (77,254)
                                    ===========     ===========      ===========     ===========     ===========
Basic and diluted loss per
 Common share (1)                            --              --               --              --
                                    ===========     ===========      ===========     ===========
Weighted average number of common
 shares outstanding (Note 5)         41,400,000      41,400,000       41,400,000      41,400,000
                                    ===========     ===========      ===========     ===========

----------
(1)  less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                    Common Stock           Additional     during
                                                 --------------------       Paid in     Development
                                                 Shares        Amount       Capital        Stage       Total
                                                 ------        ------       -------        -----       -----
Balance, May 21, 2007 (date of inception)               --    $      --    $      --    $      --    $      --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001
 per share)                                     28,800,000       28,800       (8,800)          --       20,000
Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001
 per share)                                     12,600,000       12,600       22,400           --       35,000
Net (loss) for the period from inception
 on July 31, 2007 to March 31, 2008                     --           --           --       (7,367)      (7,367)
                                               -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2008                         41,400,000       41,400       13,600       (7,367)      47,633

Net (loss) for the year-ended April 30, 2009            --           --           --      (45,240)     (45,240)
                                               -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2009                         41,400,000       41,400       13,600      (52,607)       2,393

Net (loss) for the year ended April 30, 2009            --           --           --      (13,475)     (13,475)
                                               -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2010                         41,400,000       41,400       13,600      (66,082)     (11,082)

Net (loss) for the six months ended
 October 31, 2010                                       --           --           --      (11,172)     (11,172)
                                               -----------    ---------    ---------    ---------    ---------

Balance, October 31, 2010                       41,400,000    $  41,400    $  13,600    $ (77,254)   $ (22,254)
                                               ===========    =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    From Date of
                                                               Six Months         Six Months       Incorporation
                                                                 ended              ended        (May 21, 2007) to
                                                               October 31,        October 31,        October 31,
                                                                  2010               2009               2010
                                                                --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                       $(11,172)          $ (5,939)          $(77,254)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                         250                201                 --
     Increase (Decrease) in accrued liabilities                     (392)           (21,175)            11,109
     Increase (Decrease) in due to stockholder                     8,500                 --             11,171
                                                                --------           --------           --------
Net cash used in operating activities                             (2,814)           (26,913)           (54,974)
                                                                --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in operating activities                                 --                 --                 --
                                                                --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              --                 --             55,000
                                                                --------           --------           --------
Cash from financing activities                                        --                 --             55,000
                                                                --------           --------           --------
Change in cash during the period                                  (2,814)           (26,913)                26

Cash, beginning of the period                                      2,840             32,403                 --
                                                                --------           --------           --------

Cash, end of the period                                         $     26           $  5,490           $     26
                                                                ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                    $     --           $     --           $     --
  Cash paid for interest                                        $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                     $     --           $     --           $     --
  Stock issued for accounts payable                             $     --           $     --           $     --
  Stock issued for notes payable and interest                   $     --           $     --           $     --
  Stock issued for convertible debentures and interest          $     --           $     --           $     --
  Convertible debentures issued for services                    $     --           $     --           $     --
  Warrants issued                                               $     --           $     --           $     --
  Note payable issued for finance charges                       $     --           $     --           $     --
  Forgiveness of note payable and accrued interest              $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture  $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010


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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $77,254 as of October 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010


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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach in accounting for income taxes.

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

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010


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

As at October 31, 2010, the Company had 41,400,000 common shares issued and outstanding.

As at October 31, 2010, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $16,995, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $77,254.

The company has non-capital losses of $77,254.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at October 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $11,171.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              Digital Valleys Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2010


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2010 through December 13, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2010 was $3,057 compared to $1,545 for the three months ended October 31, 2009. Our net loss for the six months ended October 31, 2010 was $11,172 compared to $5,939 for the six months ended October 31, 2009. During the period from May 21, 2007 (date of inception), through October 31, 2010, we incurred a net loss of $77,254. This loss consisted primarily of legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 41,400,000 shares of common stock.

EXPENSES

Our expenses for the three months ended October 31, 2010 were $3,057 compared to $1,545 for the three months ended October 31, 2009. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Our expenses for the six months ended October 31, 2010 were $11,172 compared to $5,939 for the six months ended October 31, 2009. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

During the period from May 21, 2007 (date of inception), through October 31, 2010, we incurred expenses of $77,254.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2010, reflects assets of $26. Cash and cash equivalents from inception to date have not been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2010, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended October 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through October 31, 2010.

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

                                  DIGITAL VALLEYS CORP.


Date: December 13, 2010           By: /s/ Felipe A. Pati
                                      ------------------------------------------
                                  Name:  Felipe A. Pati
                                  Title: President, Treasurer, Secretary, and
                                         Director (Principal Executive and
                                         Principal Financial and Accounting
                                         Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 13, 2010           By: /s/ Felipe A. Pati
                                      ------------------------------------------
                                  Name:  Felipe A. Pati
                                  Title: President, Treasurer, Secretary, and
                                         Director (Principal Executive and
                                         Financial Officer)