Form 10-Q
period 2011-01-31
DIGITAL VALLEYS CORP
filed 2011-03-17
CIK 1439971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2011

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

As of March 16, 2011, 41,400,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                January 31,         April 30,
                                                                   2011               2010
                                                                 --------           --------
ASSETS
  Cash                                                           $  8,672           $  2,840
  Prepaid expenses                                                     --                250
                                                                 --------           --------
Total Current Assets                                                8,672              3,090
                                                                 --------           --------

Total Assets                                                     $  8,672           $  3,090
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued liabilities                       $ 11,162           $ 11,501
  Due to related party                                             29,521              2,671
                                                                 --------           --------
Total Current Liabilities                                          40,683             14,172
                                                                 --------           --------

Total Liabilities                                                  40,683             14,172
                                                                 --------           --------
Stockholders' Equity (Deficit)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common shares issued and outstanding -
   41,400,000 common shares                                        41,400             41,400
  Additional paid in capital                                       13,600             13,600
  Deficit accumulated during the development stage                (87,011)           (66,082)
                                                                 --------           --------
Total Stockholders' Equity (Deficit)                              (32,011)           (11,082)
                                                                 --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)            $  8,672           $  3,090
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    From Date of
                                                                                                   Incorporation
                              Three months     Three months      Nine months       Nine months     (May 21, 2007)
                                 ended            ended             ended             ended             to
                               January 31,      January 31,       January 31,       January 31,      January 31,
                                  2011             2010              2011              2010             2011
                              ------------     ------------      ------------      ------------     ------------
REVENUE                       $         --     $         --      $         --      $         --     $         --
                              ------------     ------------      ------------      ------------     ------------
OPERATING EXPENSES
  Accounting and legal               7,842            2,000            15,224             4,750           61,207
  General & Administrative           1,153              840             3,413             4,029           20,419
  Bank Fees                             12               --                42                --              135
  Consulting Fees                      750               --             2,250                --            5,250
                              ------------     ------------      ------------      ------------     ------------

Loss before income taxes            (9,757)          (2,840)          (20,929)           (8,779)         (87,011)

Provision for income taxes              --               --                --                --               --
                              ------------     ------------      ------------      ------------     ------------

Net loss                      $     (9,757)    $     (2,840)     $    (20,929)     $     (8,779)    $    (87,011)
                              ============     ============      ============      ============     ============
Basic and diluted loss per
 Common share (1)
                              ============     ============      ============      ============
Weighted average number
 of common shares
 outstanding (Note 5)           41,400,000       41,400,000        41,400,000        41,400,000
                              ============     ============      ============      ============

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                         Common Stock         Additional      during
                                                     --------------------       Paid in     Development
                                                     Shares        Amount       Capital        Stage       Total
                                                     ------        ------       -------        -----       -----
Balance, May 21, 2007 (date of inception)                   --    $      --    $      --    $      --    $      --

Shares issued to founder on May 21, 2007
 @ $0.0115 per share (par value $0.001
 per share)                                         28,800,000       28,800       (8,800)          --       20,000
Private placement on January 31, 2008
 @ $0.05 per share (par value $0.001
 per share)                                         12,600,000       12,600       22,400           --       35,000
Net (loss) for the period from inception
 on July 31, 2007 to March 31, 2008                         --           --           --       (7,367)      (7,367)
                                                   -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2008                             41,400,000       41,400       13,600       (7,367)      47,633

Net (loss) for the year-ended April 30, 2009                --           --           --      (45,240)     (45,240)
                                                   -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2009                             41,400,000       41,400       13,600      (52,607)       2,393

Net (loss) for the year ended April 30, 2009                --           --           --      (13,475)     (13,475)
                                                   -----------    ---------    ---------    ---------    ---------
Balance, April 30, 2010                             41,400,000       41,400       13,600      (66,082)     (11,082)

Net (loss) for the six months ended
 October 31, 2010                                           --           --           --      (11,172)     (11,172)
                                                   -----------    ---------    ---------    ---------    ---------
Balance, October 31, 2010                           41,400,000       41,400       13,600      (77,254)     (22,254)

Net (loss) for the period ended January 31, 2011            --           --           --      (20,929)     (20,929)
                                                   -----------    ---------    ---------    ---------    ---------

Balance, January 31, 2011                           41,400,000    $  41,400    $  13,600    $ (87,011)   $ (32,011)
                                                   ===========    =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                              DIGITAL VALLEYS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       From Date of
                                                                                                      Incorporation
                                                                 Nine months        Nine months       (May 21, 2007)
                                                                    ended              ended               to
                                                                  January 31,        January 31,        January 31,
                                                                     2011               2010               2011
                                                                   --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                          $(20,929)          $ (8,779)          $(87,011)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                            250               (199)                --
     Increase (Decrease) in accrued liabilities                        (339)                --             11,162
                                                                   --------           --------           --------
Net cash used in operating activities                               (21,018)            (8,978)           (75,849)
                                                                   --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in operating activities                                    --                 --                 --
                                                                   --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in due to stockholder                          26,850            (20,425)            29,521
  Proceeds from issuance of common stock                                 --                 --             55,000
                                                                   --------           --------           --------

Cash from financing activities                                       26,850            (20,425)            84,521
                                                                   --------           --------           --------

Change in cash during the period                                      5,832            (29,403)             8,672

Cash, beginning of the period                                         2,840             32,403                 --
                                                                   --------           --------           --------

Cash, end of the period                                            $  8,672           $  3,000           $  8,672
                                                                   ========           ========           ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                       $     --           $     --           $     --
  Cash paid for interest                                           $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                        $     --           $     --           $     --
  Stock issued for accounts payable                                $     --           $     --           $     --
  Stock issued for notes payable and interest                      $     --           $     --           $     --
  Stock issued for convertible debentures and interest             $     --           $     --           $     --
  Convertible debentures issued for services                       $     --           $     --           $     --
  Warrants issued                                                  $     --           $     --           $     --
  Note payable issued for finance charges                          $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                 $     --           $     --           $     --
  Stock issued for penalty on default of convertible debenture     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              Digital Valleys Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2011


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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $87,011 as of January 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

                              Digital Valleys Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2011


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

                              Digital Valleys Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2011


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

As at January 31, 2011, the Company had 41,400,000 common shares issued and outstanding.

As at January 31, 2011, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $19,142, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $87,011.

The company has non-capital losses of $87,011.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at January 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $29,521.

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

                              Digital Valleys Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2011


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage was temporary and was in effect for participating institutions until December 31, 2010.

All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2010. On January 1, 2011, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Digital Valleys does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2011 through March 12, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

The company has completed its corporate website and has begun development of its software product. We expect to have this accomplished during calendar 2012.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

Our net loss for the three months ended January 31, 2011 was $9,757 compared to $2,840 for the three months ended January 31, 2010. Our net loss for the nine months ended January 31, 2011 was $20,929 compared to $8,779 for the nine months ended January 31, 2010. During the period from May 21, 2007 (date of inception), through January 31, 2011, we incurred a net loss of $87,011. This loss consisted primarily of legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 41,400,000 shares of common stock.

EXPENSES

Our expenses for the three months ended January 31, 2011 were $9,757 compared to $2,840 for the three months ended January 31, 2010. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Our expenses for the nine months ended January 31, 2011 were $20,929 compared to $8,779 for the nine months ended January 31, 2010. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

During the period from May 21, 2007 (date of inception), through January 31, 2011, we incurred expenses of $87,011.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2011, reflects assets of $8,672. Cash and cash equivalents from inception to date have not been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the period ended April 30, 2010, regarding concerns about our ability to continue as a going concern. Our interim financial statements as of and for the period ended January 31, 2011, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through January 31, 2011.

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

                                  DIGITAL VALLEYS CORP.


Date: March 16, 2011              By: /s/ Felipe A. Pati
                                      ------------------------------------------
                                  Name:  Felipe A. Pati
                                  Title: President, Treasurer, Secretary, and
                                         Director (Principal Executive and
                                         Principal Financial and Accounting
                                         Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 16, 2011              By: /s/ Felipe A. Pati
                                      ------------------------------------------
                                  Name:  Felipe A. Pati
                                  Title: President, Treasurer, Secretary, and
                                         Director (Principal Executive and
                                         Financial Officer)