Form 10-K
period 2011-04-30
CIRCLE STAR ENERGY CORP.
filed 2011-07-29
CIK 1439971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended APRIL 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-152798

CIRCLE STAR ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0537383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Milam Street, Suite 2300, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (206) 273-7892

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,260,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,750,000 shares of common stock as of July 27, 2011.

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

- i -

TABLE OF CONTENTS

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	risks related to continuation or disposal of our on-line customer support business;
•	risks related to the competition from large number of established and well-financed entities that are actively involved in the oil and gas exploration and development business;
•	risks related to drilling, completion and facilities costs;
•	risks related to abandonment and reclamation costs;
•	risks related to the performance and characteristics of our oil and gas properties;
•	risks related to expected royalty rates, operating and general administrative costs, costs of services and other costs and expenses;
•	risks related to our oil and gas production levels;
•	risks related to fluctuations in the price of oil and gas, interest and exchange rates;
•	risks related to the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas and market demand;
•	risks related to actions taken by governmental authorities, including increases in taxes and changes in government regulations and incentive programs;
•	risks related to geological, technical, drilling and processing problems;
•	risks and uncertainties involving geology of oil and gas deposits;
•	risks related to our ability to locate satisfactory properties for acquisition or participation;
•	risks related to shut-ins of connected wells resulting from extreme weather conditions;
•
risks related to hazards such as fire, explosion, blowouts, cratering and spills, each of which could result in substantial damage to wells, production facilities, other property and the environment or in personal injury;

•	risks related to encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations;
•	risks related to the possibility that government policies or laws, including laws and regulations related to the environment, may change or governmental approvals may be delayed or withheld;
•	risks related to competition for and/or inability to retain drilling rigs and other services;
•	risks related to competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	risks related to our history of operating losses, our limited financial resources and our needs for additional financing;
•	risks related to the integration of our new management and implementation of our new business strategy in the oil and gas exploration and development business; and
•	other risks related to the thinly traded market for our securities.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

Item 1. Business

Overview of the Company

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Circle Star” mean Circle Star Energy Corp., unless otherwise indicated.

We are an early stage company that was incorporated on May 21, 2007. Up until June 2011, we had been a limited operations entity, primarily focused on organizational matters and developing an online help desk customer  support system to assist service companies to improve  their customer  relationship  management.  We expected our system  to be used by organizations  interested  in  improving  their  customer relationship management by automating their customer support and by establishing a centralized help desk. The software  product was intended to be capable of providing a generic solution across a broad range of industries. We  conducted  market research, started work on a  corporate information-only website, researched third party software development firms and began development on the software product. However, we had limited success in developing clients to purchase our services and we had limited success in raising sufficient capital to develop our technologies and platform. The economic downturn and increased competition in the on-line customer support industry adversely affected our business prospects and our ability to develop competitive services and systems. Through fiscal 2011, we continued to develop our software and began to explore opportunities to diversify our business. We examined complementary technology businesses, resources business and oil and gas business opportunities.

Events Subsequent to April 30, 2011 – Company Overview

In June 2011, the Company changed its focus and undertook an acquisition of interests in oil and gas producing properties. On June 2, 2011, David Brow replaced Felipe Pati, as the sole officer of the Company and was appointed as the President, Treasurer and Secretary. On June 6, 2011, David Brow was elected as the sole director of the Company at the annual and special meeting of the shareholders.  At the annual and special meeting, the shareholders voted in favour of changing the name of the Company to Circle Star Energy Corp. and amending and restating the bylaws of the Company.

On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among High Plains Oil, LLC,  Nevada limited liability company (“High Plains”), and  JHE Holdings, LLC, a Texas limited liability company (“JHE”), pursuant to which the Company acquired all of the membership interests in JHE from High Plains (the “Acquisition”).  High Plains is an entity controlled by S. Jeffrey Johnson, who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board of Directors (the “Board”) on July 6, 2011. Mr. Johnson was at arms length to the Company prior to his appointment as a director.

In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock to High Plains (the “Consideration Shares”);

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the prior acquisition of JHE by High Plains from the Edsels in January 2011;

(c)
execute and deliver a Novation and Assignment Agreement (the “Novation”) pursuant to which the Company will, effective June 1, 2011 (the “Effective Date”): (i) assume all of the obligations and liabilities of High Plains under the Promissory Note, and (ii) in consideration for, among other things, consenting to the Acquisition and the forbearance by the Edsels of the first installment payment of $1,000,000 due under the Promissory Note on June 1, 2011 until June 10, 2011 or the closing date, issue an aggregate of 600,000 share of its common stock to the Edsels (the “Edsel Shares”);

(d)
undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE from the JHE Oil and Gas Properties, as defined below;

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company will, effective as of the Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Promissory Note as partial consideration in respect to the  prior acquisition of JHE by High Plains from the Edsels in January 2011 and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Promissory Note and Amended Pledge Agreement;

(f)	undertake to cause JHE to make a distribution to High Plains, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised High Plains with regards to its prior acquisition of JHE and the Purchase Agreement, the accrued fees and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below).  Pimuro is controlled by G. Jonathan Pina, who was appointed as our Chief Financial Officer on July 11, 2011. Mr. Pina was at arms length to the Company prior to his appointment.

The acquisition of JHE by the Company closed on June 16, 2011 and was subject to customary closing conditions, including, but not limited to, the receipt of all necessary consents and approvals, the Company and High Plains having complied with all covenants under the Purchase Agreement, and there being no pending litigation, judgment, order or decree that would prohibit the acquisition of JHE by the Company.

The foregoing descriptions of the Purchase Agreement, Amended Pledge Agreement, Novation and Installment Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibit 10.1, 10.2, and 10.3 respectively to the Current Report on Form 8-K filed on June 21, 2011 and are hereby incorporated by reference into this Annual Report on Form 10-K .

The Company completed the Acquisition of JHE in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company acquired, effective on the Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE owns royalty, leasehold, operating, net revenue, net profit, reversionary and other mineral rights and interests in certain oil and gas properties in Texas, including up to a 5% working interest in certain of the properties (the “JHE Oil and Gas Properties”). The JHE Oil and Gas Properties include working and revenue interests in producing wells in the TXL Extension, Crane County, TX (0.01 working interest and 0.0075 revenue interest in two wells); Bullar Prospect, Scurry County, TX (0.0125 - 0.025 working interest and 0.009375 – 0.0208333 revenue interest in five wells); Nursery Prospect, Victoria County, TX (0.0275 working interest and 0.020 – 0.021 revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.0024 - 0.05 working interest and 0.0017 – 0.0375 revenue interest in 16 wells);

Madison Woodbine, Grimes and Madison Counties, TX (0 - 0.029 working interest and 0.00019 – 0.029 revenue interest in six wells); EnCana Hilltop Bossier Field, Robertson County, TX (0.0041 working interest and 0.0376 mineral interest in six wells) and Giddings Field, Fayette and Lee Counties, TX (0 - 0.03 working interest and 0.0076 – 0.0228 revenue interest in seven wells).  In addition, the JHE Oil and Gas Properties include mineral interest and working interest rights in various oil and gas properties. See “Item 2 Properties – Subsequent Event – Oil and Gas Properties.”

Pursuant to the Amended Pledge Agreement, the Company, effective as of the Effective Date, pledged 100% of the membership interests in JHE to the Edsels, including all rights and assets relating to such membership interests, as security for the payment and satisfaction of the Company’s obligations under the Promissory Note. Further, pursuant to the Amended Pledge Agreement, following payment of all accrued and unpaid interest, together with at least fifty percent (50%) of the original principal amount of the Promissory Note, as each subsequent payment of principal is made by the Company to the Edsels under the Promissory Note, a corresponding undivided portion or percentage of the JHE Oil and Gas Properties, as calculate in accordance with Amended Pledge Agreement, shall vest in the Company and be released from the transfer restrictions under the terms of the Amended Pledge Agreement.

Until such time as the Promissory Note is paid in full and all of the Company’s obligations and liabilities thereunder have been satisfied, the Edsels shall continue to hold a security interest over that portion or percentage of the membership interests that remain unvested.  Accordingly, if the Company defaults on its payment obligations under the Promissory Note, prior to the vesting in full of all of the membership interests, the Edsels shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

The JHE Oil and Gas Properties constitute material assets of the Company such that if the Company defaults under the Promissory Note and the Edsels satisfy the Company’s obligations under the Promissory Note by selling the unvested portion of the membership interests, the Company may lose all or a portion of the JHE Oil and Gas Properties.

In accordance with terms of the Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note.  The Promissory Note has a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum.  Following the payment of $1,000,000 at closing, the Promissory Note contemplates payments of $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012.

The Company does not currently have sufficient cash to make the next installment payment under the Promissory Note of $1,500,000 on September 1, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

The Promissory Note is secured by a pledge of all of the Company’s membership interests in JHE to the Edsels pursuant to the Amended Pledge Agreement. If the Company defaults on any of its obligations under the Promissory Note, the Edsel shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

The Company assumed High Plains’ obligations to pay Pimuro $240,000 under the terms of the Installment Agreement, of which $100,000 was paid on closing of the Acquisition and monthly installments of $50,000, $50,000 and $40,000 are payable commencing on the last day of the month that JHE receives aggregate revenue of $75,000 from the JHE Oil and Gas Properties during such month.

The foregoing descriptions of the Promissory Note and the Installment Agreement are qualified in their entirety by reference to the full text of the Promissory Note and the Installment Agreement, copies of which were included as Exhibit 10.4 and 10.5 to the Current Report on 8-K filed on June 21, 2011 and are hereby incorporated by reference into this Annual Report on Form 10-K.

On June 16, 2011 after the closing of the JHE acquisition, S. Jeffrey Johnson was elected as a director of the Company, Mr. Johnson was later appointed as Chairman of the Board on July 6, 2011.

On June 16, 2011 the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

On July 6, 2011, the Company’s board of directors adopted the Circle Star Energy Corp. 2011 Stock Option Plan (the “Plan”).  The Plan is subject to ratification by shareholders at the Company’s next annual meeting, in order to qualify the issuance of incentive stock options.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 3,000,000.  Stock options granted under the Plan shall be incentive or non-incentive stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which was filed as Exhibit 99.1 to Current Report on Form 8-K filed with the SEC on July 12, 2011.

On July 6, 2011, David Brow, the sole officer of the Company, was granted 100,000 stock options under the Plan at an exercise price of $0.50 and vesting immediately.

On July 7, 2011, the Company and Felipe A. Pati, a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Mr. Pati contributed 19,550,000 shares of common stock of the Company as a capital contribution to the Company. The Company and Mr. Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s new business strategy. The Contribution Agreement was included as part of a Current Report on Form 8-K as Exhibit 10.1 filed with the SEC on July 12, 2011 and in hereby incorporated by reference into this Annual Report on Form 10-K.

On July 11, 2011, G. Jonathan Pina was appointed as the Chief Financial Officer of the Company and took over the Treasurer duties that previously belonged to David Brow.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Our offices are currently located at 919 Milam Street, Suite 2300, Houston, Texas 77002.

Expenditures

The following chart provides an overview of our contractual obligations during the period from July 1, 2011 through April 30, 2012 and during the fiscal year ending April 30, 2013:

Obligations	Amount	Amount
	July 1, 2011 to April 30, 2012	Fiscal Year Ending April 30, 2013
Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$5,000,000	$1,500,000

Consulting fees to Pimuro Capital Partners Inc. (ii)	$140,000
Salary payments to G. Jonathan Pina (iii)	$150,000	$180,000
Consulting Agreement with Big Sky Management (iv)	$125,000	$18,750
Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC(v)	$124,000	$48,000
Total	$5,539,000	$1,746,750
(i) The Promissory note is payable in the following installments: $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) Monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.

(iii) Monthly installments of $15,000.

(iv) Monthly installments of $12,500.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve.

Employees

G. Jonathan Pina was appointed as Chief Financial Officer, effective July 11, 2011 and is currently the Company’s sole employee. The Company has retained consultants to assist with general and administrative support and anticipates it will hire 2-3 additional employees during the fiscal year ending April 30, 2012.

Competition

On-line Customer Support Business

Prior to our acquisition of JHE, our primary business was developing and offering an online help desk customer  support system to assist service companies to improve  their customer  relationship  management.  We expected our system  to be used by  organizations  interested  in  improving  their  customer relationship management by automating their customer support and by establishing a centralized help desk. The software  product was intended to be capable of providing a generic solution across a broad range of industries. We  conducted  market   research,   started  work  on  a  corporate information-only website, researched third party software development firms and began development on the software product.

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

Most software  packages are generic, using a cookie cutter approach to software design and implementation. Our initial product will be generic as it can be used in a wide range of businesses. Nevertheless, we assumed we  could differentiate our product from the  competition by tailoring our software to niche markets.

However, we had limited success in developing clients to purchase our services and we had limited success in raising sufficient capital to develop our technologies and platform. The economic downturn and increased competition in the on-line customer support industry adversely affected our business prospects and our ability to develop competitive services and systems. Through fiscal 2011, we continued to develop our software and began to explore opportunities to diversify our business.

We are in the process of determining whether to continue to develop our on-line customer support business, to sell the business (assuming a purchaser can be found) or to abandon the business. Given the competitive nature of the business, we may be forced to abandon the business.

Oil and Gas Exploration and Development Business

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in our focus areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

Government Regulations

On-line Customer Support Business

We are not aware of any existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate as a customer service software provider.

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

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change.  New laws may cover issues that include:

●	Sales and other taxes;
●	User privacy;
●	Pricing controls;
●	Characteristics and quality of products and services;
●	Consumer protection;
●	Libel and defamation;
●	Copyright, trademark and patent infringement; and
●	Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan should we continue to develop our online customer support business.

Oil and Gas Exploration and Development Business

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from, or to pay certain bonds to, various governmental authorities in regards to the exploration of our property interests. We currently do not serve as an operator on any of the JHE properties. Instead, JHE holds, royalty, leasehold, operating, net revenue, net profit, reversionary and mineral rights and interests on properties operated by others. The descriptions below relate to regulations as they may effect the operations of these operators and our interests in these properties.

Regulations affecting production

All of the states in which we operate or may operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event we conduct operations on federal, state or Indian oil and natural gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on−site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

Regulations affecting sales

The sales prices of oil, natural gas liquids and natural gas are not presently regulated, but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity.” The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas, natural gas liquids and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti−market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should we violate the anti−market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially different than other natural gas producers in our areas of operation.

Interstate transportation rates for oil, natural gas liquids and other products is also regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation−based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters

Oil and Gas Exploration and Development Business

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with our operations, restrict or prohibit the types, quantities and concentration of substances that we can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from our operations. Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. Violation of these laws and regulations could result in significant fines or penalties.

Some of our operations are located in environmentally sensitive environments.  We believe that our operators are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2008. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean−up requirements could have a material adverse impact on our operations.

Hazardous Substances

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Air Emissions

The Federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre−approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. We do not believe that our operations will be materially adversely affected by any such requirements.

Water Discharges

The Federal Water Pollution Control Act (“Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non−compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills. OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is considering adoption of climate change−related legislation that would restrict emissions of “greenhouse gases.” One bill recently approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 requires the California Air Resources Board to adopt regulations by 2012 that will achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Depending on the legislation or regulatory program that may be adopted to address emissions of greenhouse gases, we could be required to reduce greenhouse gas emissions resulting from our operations or we could be required to purchase and surrender allowances for greenhouse gas emissions associated with our operations or the oil and gas we produce. Although we would not be impacted to a greater degree than other similarly situated producers of oil and gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and gas we produce.

Business Strategy

On-line Customer Support Business

The Company is currently evaluating its on-line customer support business in order to determine how best to move forward with its implementation. We are in the process of determining whether to continue to develop our on-line customer support business, to sell the business (assuming a purchaser can be found) or to abandon the business, Given the competitive nature of the business, we may be forced to abandon the business.

Oil and Gas Exploration and Development Business

Subsequent to April 30, 2011, we acquired JHE, which  holds, royalty, leasehold, operating, net revenue, net profit, reversionary and mineral rights and interests on properties operated by others.

The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the acquisition of producing oil and natural gas properties. Such acquisitions will be based on an analysis of the properties’ current cash flow and the Company’s ability to profit from the acquisition. The Company’s ideal acquisition will include not only oil and natural gas production, but also leasehold and other working interests in exploration areas.

The Company will also seek to identify promising areas for the exploration of oil and natural gas through the use of outside consultants and the expertise of the Company. This identification will include collecting and analyzing geological and geophysical data for exploration areas. Once promising properties are identified, the Company will attempt to acquire the properties either for drilling oil and natural gas wells, using independent contractors for drilling operations, or for sale to third parties

Item 1A. Risk Factors

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

Our capital requirements in connection with our early stage activities and transition to commercial operations have been and will continue to be significant. We estimate our contractual obligations from July 1, 2011 to April 30, 2012 to be approximately $5,539,000. We anticipate we will fund these obligations by issuing equity and/or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve revenues or profitability.

Because we have earned limited revenues from operations, all our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We will need to obtain additional financing in order to pursue our business plan. As of April 30, 2011 we had cash on hand of $6,696 and a working capital deficit $42,800. We estimate we will require approximately $6,000,000 during the next twelve months to fund exploration and development of our properties and corporate overhead. As such, we estimate that we will need to receive additional funds of approximately the same to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended April 30, 2011 and 2010 have been prepared assuming that we will continue as a going concern. Since inception to April 30, 2011, we have incurred an accumulated net loss of $97,800, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. Our current level of oil production is not sufficient to completely fund our exploration and development budget going forward, such that we will require additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on the success in developing the properties we have an interest in. If the properties do not attain sufficient revenues or do not achieve profitable operations, our business may fail.

JHE had limited operations and modest revenue from royalty, profit interests, production revenue and working interests. We are in the process of completing audits on the financial statements for JHE and intend to file such statements in accordance with Item 9.01 of Form 8-K on or about September 1, 2011. Revenues from JHE operations will not be sufficient to fund our working capital and contractual obligations during the fiscal year that ends April 30, 2012.

Oil and gas resources, even if discovered on all properties, may not be commercially viable, which would cause our business to fail.

Even if sufficient oil and gas resources are discovered on our properties, we may not be able to achieve commercial production at all or at a level that would be sufficient to pay drilling and completion costs. Our properties may not contain commercial quantities of oil and gas. In addition, the cost of drilling, completing and operating wells is often uncertain. Drilling operations on our properties or on properties we may acquire in the future may be curtailed, delayed or cancelled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit or a recovery of drilling, completion and operating costs. As a result, our business, results of operations and financial condition may be materially adversely affected.

Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, which could have a material adverse effect on our business, results of operations and financial condition.

There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, when and if made, and such variances may be material, which could have a material adverse effect on our business, results of operations and financial condition.

Our future oil and gas production is highly dependent upon our ability to find or acquire reserves.

In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves, if any, will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in finding or acquiring reserves or interest in properties with reserves in the future. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. The failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. In addition, we may not obtain additional proved reserves or be able to drill productive wells at acceptable costs, in which case our business would fail.

Oil and gas resources may contain certain hazards which may, in turn, create certain liabilities or prevent the resources from being commercially viable.

Our properties may contain hazards such as unusual or unexpected formations and other conditions. Our projects may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills, against which we cannot insure or against which we may decide to not insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and/or result in personal injury. Costs or liabilities related to those events would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices are highly volatile, and a decline in oil and gas prices could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices and markets are highly volatile. Prices for oil and gas are subject to significant fluctuation in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors. Our profitability will be substantially dependent on prevailing prices for gas and oil. The amounts of and prices obtainable for our oil and gas production may be affected by market factors beyond our control, such as:

•	the extent of domestic production;
•	the amount of imports of foreign oil and gas;
•	the market demand on a regional, national and worldwide basis;
•	domestic and foreign economic conditions that determine levels of industrial production;
•	political events in foreign oil-producing regions; and
•	variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry.

These factors or any one of them could result in the decline in oil and gas prices, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The oil and gas market is heavily regulated, and existing or subsequently enacted laws or regulations could limit our production, increase compliance costs or otherwise adversely impact our operations or revenues.

We are subject to various federal, state and local laws and regulations. These laws and regulations govern safety, exploration, development, taxation and environmental matters that are related to the oil and gas industry. To conserve oil and gas supplies, regulatory agencies may impose price controls and may limit our production. Certain laws and regulations require drilling permits, govern the spacing of wells and the prevention of waste and limit the total number of wells drilled or the total allowable production from successful wells. Other laws and regulations govern the handling, storage, transportation and disposal of oil and gas and any by-products produced in oil and gas operations. These laws and regulations could materially adversely impact our operations and our revenues.

Laws and regulations that affect us may change from time to time in response to economic or political conditions. Thus, we must also consider the impact of future laws and regulations that may be passed in the jurisdictions where we operate. We anticipate that future laws and regulations related to the oil and gas industry will become increasingly stringent and cause us to incur substantial compliance costs.

The nature of our operations exposes us to environmental liabilities.

The operations on the properties can create the risk of environmental liabilities. Although we do not serve as operator on our properties, our operator partners may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. We could potentially discharge oil or  gas into the environment in any of the following ways:

•	from a well or drilling equipment at a drill site;
•	from a leak in storage tanks, pipelines or other gathering and transportation facilities;
•	from damage to oil or gas wells resulting from accidents during normal operations; or
•	from blowouts, cratering or explosions.

Environmental discharges may move through the soil to water supplies or adjoining properties, giving rise to additional liabilities. Some laws and regulations could impose liability for failure to obtain the proper permits for, to control the use of, or to notify the proper authorities of a hazardous discharge. Such liability could have a material adverse effect on our financial condition and our results of operations and could possibly cause our operations to be suspended or terminated on such property.

We may also be liable for any environmental hazards created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. Such liability would affect the costs of our acquisition of those properties. In connection with any of these environmental violations, we may also be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends, to a large extent, on our ability to attract and retain key management and operating personnel. As we develop additional capabilities and expand the scope of our operations, we will require more skilled personnel. Recruiting personnel for the oil and gas industry is highly competitive. We may not be able to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan.

Our directors and officers may experience conflicts of interest which may detrimentally affect our profitability.

Some of our directors and officers may also become directors, officers, contractors, shareholders or employees of other companies engaged in oil and natural gas exploration and development. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will declare his interest and abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of oil and natural gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

Delays in development or production curtailment affecting our material properties may adversely affect our financial position and results of operations.

Depending on the nature of our property interests we may be required to fund our pro rata share of costs related to the development. These costs may be significant. The size of our operations and our capital expenditure budget limits the number of wells that we can develop in any given year. Complications in the development of any single material well may result in a material adverse affect on our financial condition and results of operations.

Our interests are held in the form of leases that we may be unable to retain and the title to our properties may be defective.

Our properties are held under leases and working interests in leases. Generally, the leases we are a party to are for a fixed term, but contain a provision that allows us to extend the term of the lease so long as we are producing oil or natural gas in quantities to meet the required payments under the lease. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay rental payments, continuous production or development, or similar terms, portions of the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil and natural gas production and thus have a material adverse effect on our business, results of operation and financial condition.

Because of our lack of asset and geographic diversification, adverse developments in our operating area would adversely affect our results of operations.

All of our assets are currently located in the Texas. As a result, our business is disproportionately exposed to adverse developments affecting this State. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting this State. Due to our lack of diversification in asset type and location, an adverse development in our business or this operating area would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

We do not serve as operator on any JHE’s properties and therefore must rely on our operator partners.

We have acquired less than the controlling working interest in oil and natural gas properties and these properties are not be operated by us. As we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income in ways we do not agree with. We are also not responsible for or involved in decisions related to costs, operating efficiencies, personnel, permitting as well as other necessary and important decisions made regarding the properties that we hold a minority interest in.

Conducting operations in the oil and natural gas industry subjects us to complex laws and regulations that can have a material adverse effect on the cost, manner and feasibility of doing business.

Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	water discharge and disposal permits for drilling operations;
•	drilling bonds;
•	drilling permits;
•	reports concerning operations;
•	air quality, noise levels and related permits;

•	spacing of wells;
•	rights-of-way and easements;
•	unitization and pooling of properties;
•	gathering, transportation and marketing of oil and natural gas;
•	taxation; and
•	waste transport and disposal permits and requirements.

Failure to comply with these laws may result in the suspension or termination of operations and subject us to liabilities under administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our cost of operations or our ability to execute our plans on a timely basis.

Due to domestic drilling activity increases, a general shortage of drilling rigs, equipment, supplies and personnel has developed. As a result, the costs and delivery times of rigs, equipment, supplies or personnel are substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development operations, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating To Our Common Stock

Our common stock has a limited trading history and has experienced price volatility.

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock.  Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

●	the breadth of our stockholder base and extent to which securities professionals follow our common stock;
●	investor perception of our Company and the oil and natural gas industry, including industry trends;
●	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
●	responses to quarter-to-quarter variations in our results of operations;
●	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
●	additions or departures of key personnel;
●	sales or purchases of our common stock by large stockholders or our insiders;
●	accounting pronouncements or changes in accounting rules that affect our financial reporting; and
●	changes in legal and regulatory compliance unrelated to our performance.

In addition, the stock market in general and the market for natural gas and oil exploration companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may be deemed a shell company which could affect liquidity in our common stock

Prior to our acquisition of JHE, we were engaged in the business of on-line customer support and software development. Due to the downturn in the economy arising out of the debt crisis and increased competition, we had very limited success developing clients to purchase our systems and failed to raise sufficient capital to effectively implementing our business plan. As a result, we examined opportunities to diversify our business including complementary technology businesses, resources business and oil and gas business opportunities. As a result, we may have been deemed a “shell company.” A shell company is defined as a “registrant, other than an asset backed issuer as defined in Item 1101(b) of Regulation AB that has: (1) no or nominal operations; and (2) either: (i) no or nominal assets; (ii) assets consisting solely of cash an cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.” If we are deemed a shell company there will be (i) additional restrictions on the resale of restricted shares, (ii) additional disclosure required on an acquisition and (iii) increased cost related to disclosure and reporting compliance. On July 25, 2011 we received a comment letter dated June 30, 2011 from the SEC related to our Form 8-K filed on June 21, 2011, requesting that we amend the Form 8-K to provide information required by shell companies. Although we do not believe we are a shell company and intend to respond to the SEC, the SEC may take a contrary view as to our shell company status.

If we are deemed a shell company, we will file a Form 8-K with Form 10 level disclosure in connection with the JHE Acquisition, including audited financial statements of JHE (due within four business days of the acquistion).  In addition, for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock.

Shell companies are also restricted from using Form S-8 (a form used by a corporation to register securities issued to an employee, directors, officer, consultant or advisor), under certain circumstances.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties

Executive Offices

We do not own any real property.  We currently maintain our corporate office at 919 Milam Street, Suite 2300, Houston, Texas 77002. We pay $4,000 per month.

The Company previously maintained a corporate office at 1100 Dexter Ave. North, Suite 100, Seattle, Washington  98109, where the Company paid a monthly rent of $200.

Subsequent Event

Oil and Gas Properties

Permian Basin:

The Permian Basin is an oil field located in West Texas and the adjoining area of southeastern New Mexico. The Permian Basin Oil Field covers an area approximately 250 miles wide and 300 miles long. Various zones and terms such as the Avalon Shale, Leonard Shale, Spraberry Formation, Yeso Oil Play, Bone Spring Formation & Wolfcamp Shale are all part of the Permian Basin.  The Permian Basin’s first commercial oil well started pumping in 1921. In 1928 a deep test was started in the Big Lake oil field in Reagan County, and large flow of oil and gas was encountered at 8.525 feet. Fossil evidence showed the producing section to be of Ordovician age. This discovery greatly expanded the prospects for the Permian Basin’s becoming a major oil and gas producing area. Drilling techniques include vertical and horizontal drilling, CO2 injection and other oil recovery methods.

There are several operators in the Permian Basin including: Chesapeake Energy, Pioneer Resources, Occidental Petroleum, Devon Energy, PetroHawk Energy, EOG Resources, Apache Corp., Range Resources, Samson Oil & Gas, Linn Energy, Whiting Petroleum, SM Energy, Exco Resources, SandRidge Energy, Cimarex Energy, and Concho Resources.

Bullard Prospect (Scurry County, TX) is a producing oil/gas field located in Scurry County, Texas which is located in the Permian Basin in West Texas. The Company owns a 1.25% - 2.50% working interest (0.9375% - 2.08333% net revenue interest) in five oil/gas wells producing out of the Clear Fork and Glorietta formations at an approximate depth of 3,800 to 3,900 feet.  Further, the Company may drill in 5-6 more locations in the Bullard Prospect in the next 12 months. As of January 3, 2011, the Company had approximately 6-10 undeveloped locations in the Bullard Prospect. The Company’s wells located in the Bullard Prospect are operated by CML Exploration, LLC. The Company holds 3,104.19 gross acres, 2,862.69 of which is undeveloped, and 75.3359 net acres, 71.5671 of which is undeveloped.

TXL Extension (Crane County, TX) is a producing oil/gas field located in Crane County, Texas, which is located in the Permian Basin in West Texas. The Company’s wells located in the TXL Extension are operated by CML Exploration, LLC, formerly Patterson Exploration. The Company owns a 1.00% working interest (0.75% net revenue interest) in two wells producing out of the Wolfcamp formation at an approximate depth of 8,000 to 9,000 feet. The Company holds 80.00 gross acres and 0.8000 net acres in the TXL Extension.

Eagle Ford Shale

The Eagle Ford Shale is located in South Texas.  The formation produces from various depths between 4,000 and 12,000 feet. The Eagle Ford Shale takes its name from the town of Eagle Ford Texas where the shale outcrops at the surface in clay form. The Eagle Ford is a booming shale play, results indicate there will be development activity for a long time to come. Unlike many other shale plays, thus far the Eagle Ford does not exhibit natural fracturing within the formation. The Eagle Ford benefits from high liquids yields across much of the play.

The Eagle Ford Shale is a geological formation directly beneath the Austin Chalk limestone and it is considered to be the “source rock”, or the original source of hydrocarbons that are contained in the Austin Chalk above it. The formation has been penetrated many times as operators targeted the Edwards Limestone formation along the Edwards Reef Trend. The shale is up to 400 feet thick in some places, generally without natural fracturing present. To date, the most prolific area for production occurs at the convergence of the Stuart City Reef trend and the Sligo Reef Trend.

Significant oil and gas producers within the Eagle Ford Shale include: Anadarko, Apache Corp., BP, Cabot Oil & Gas, Chesapeake Energy, ConocoPhillips, El Paso, EOG Resources, Exxon-XTO, Forest Oil, Goodrich Petroleum, Lewis Energy Group (BP Partner), Magnum Hunter Resources, Marathon Oil, Murphy Oil, Newfield Exploration, PetroHawk, Pioneer Natural Resources, Reliance, Rosetta Resources, Shell, SM Energy (St. Mary Land & Exploration), Swift Energy, and Talisman. Drilling activities by operators over recent years and the improvement of horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today.  Additionally, sovereign wealth funds and foreign investors from India, Korea, Japan, Singapore and Abu Dhabi have invested in the Eagle Ford Shale through joint ventures with public exploration and production companies.

The Company has interests in wells in the Pearsall Prospect which is a producing oil field located around and between Crystal City and Carrizo Springs, Texas, located in south Texas  The wells in which the Company has an interest are located in Dimmit and Zavala counties.

Dimmit County, TX

Dimmit County is situated in South Texas where companies are targeting oil, condensate, and gas. Dimmit County produces from both the condensate rich and oil prone areas of the Eagle Ford. Generally, activity in the county is driven by the two major operators: Chesapeake and Anadarko. The condensate rich area in the southern third of the county is largely operated by Anadarko, and Chesapeake operates in much of the northern portion of the county that is prospective for oil.

Zavala County, TX

Zavala County is in South Texas and forms part of the Eagle Ford Shale Oil Play. The county lies within the Maverick Basin where oil & gas companies are targeting the Eagle Ford Shale and the Pearsall Shale Gas Play. Drilling in the Eagle Ford targets depths of 4,000 ft to 6,000 ft in the central and southern portions of the county. The far north portions of the county are not likely as suitable for development as the formation gets closer to its outcrop and the thermal maturity is lower.

Pearsall Prospect

The Pearsall field was originally discovered in the 1930’s and is part of a major oil-producing trend that stretches from near the Texas/Mexico border to the Texas/Louisiana border. The majority of the Company’s wells in the Pearsall Prospect are operated by CML Exploration, LLC. Chesapeake Energy Corporation (“Chesapeake”) also operates certain of the Company’s wells in the Pearsall Prospect. The Company owns a 0.24% - 5.00% working interest (0.17% - 3.75% net revenue interest) in 16 oil wells producing out of the Austin Chalk and Buda formations at an approximate depth of 6,000 to 7,100 feet. The Company holds gross acres of 36,687.53 and net acres of 90.2365 in the Pearsall Prospect. Oil and natural gas production from this area is 40 degrees-gravity oil and 1200-1600 BTU natural gas. The company also owns various non-producing overriding royalty interest in the Eagle Ford Shale, which is a deeper, productive formation located in the same geographic area.

Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 9 wells have been, or are currently being drilled on the aforementioned lease.  In addition, the Company owns a 1.0% overriding royalty interest in 3,200 acres operated by Chesapeake.

Approximately 50% of the horizontal drill wells in the world have been drilled in the Austin Chalk.  The Austin Chalk is a prolific reservoir that has been developed with vertical and horizontal drilling techniques.  The lower Austin Chalk is closely related to the Eagle Ford shale and is showing impressive production results.

Nursery Prospect

Nursery Prospect (Victoria County, TX) is a producing gas field located in Victoria County, Texas. The Nursery Prospect is situated in an area that has exhibited excellent gas and very good associated condensate production.

The Company owns a 2.75% working interest (2.00% - 2.10% net revenue interest) in two gas wells producing out of the Frio and Miocene Mountain formations at an approximate depth of 4,400 to 6,000 feet. The Company’s wells located in the Nursery Prospect are operated by CML Exploration, LLC. The Company holds 80.00 gross acres and 2.2000 net acres in the Nursery Prospect.

Madisonville Woodbine Prospect

Woodbine Acquisition Corp., formerly PetroMax Operating spent over two years of reservoir analysis and geological evaluation of the East Texas Woodbine trend including the modeling of the early results of the horizontally drilled woodbine wells. The results indicate low permeabilities have historically inhibited daily flow rates in the vertical wells; and a horizontal lateral with intense fracture treatments greatly increases these rates due to the expansive productive area exposed to the reservoir versus a vertical well.

Madisonville Woodbine Prospect (Grimes and Madison Counties, TX) is a producing oil field located south of Madisonville, Texas. The Company owns a 0.00% - 2.90% working interest (0.019% - 2.90% net revenue interest) in six oil wells producing out of the Woodbine formation at an approximate depth of 7,800 to 9,000 feet. The Company acquired these interests via its acquisition of JHE.  JHE had received its mineral interest and working interest in the Madisonville Woodbine Prospect through perpetual mineral deeds. The Company’s wells located in the Madisonville Woodbine Prospect are operated by CML Exploration and Woodbine Acquisition Corp, formerly PetroMax Operating. The Company holds 3,466.23 gross acres and 43.9655 net acres in the Madisonville Woodbine Prospect. The Oltmann #1H well in Madison County, has resulted in initial production in excess of 1,217 barrels of oil per day and an estimated several hundred thousand cubic feet of natural gas per day. Gross proved developed producing reserves relating to the Oltmann 1H well are 485,770  (Oil – Mbbl) and 227,890 (Gas – MMcf). Net reserves are 364,570 (Oil – Mbbl) and 170,880 (Gas – MMcf). The Company owns approximately a 5.0% net revenue interest in the Oltmann Unit #1.  Oil and natural gas production from this area is 40 degrees -gravity oil and 1200-1400 BTU natural gas. The Company also owns an interest in WAC’s Camp #1 well which is undergoing completion and in several undeveloped horizontal Woodbine locations.

EnCana Hilltop Bossier Field

EnCana Hilltop Bossier Field (Robertson County, TX) is a producing gas field located west of Centerville Texas, in east Texas. The Company owns a 3.76% working interest and 0.42% mineral interest in six gas wells producing out of the Bossier formation at an approximate depth of 11,000 to 12,500 feet. The Company owns this interest by virtue of a perpetual mineral interest and royalty interests in the six wells.  Deep Bossier wells intersect shale and sandstone formations that are between 2,000 and 3,000 feet thick. The Company obtained its perpetual mineral interest from one of the original mineral owners. The Company’s wells in the EnCana Hilltop Bossier Field are operated by EnCana Oil & Gas (USA), Inc. The Company holds 1,628.42 gross acres and 9.8790 net acres in the EnCana Hilltop Bossier Field. The Deep Bossier wells have produced among the highest gas rates well results in North America.

Giddings Field

Giddings Field (Fayette and Lee Counties, TX) is a producing oil field across several counties in South Central Texas. The Giddings field was rapidly exploited in the 1970’s and eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana. The primary producing reservoir is the Austin Chalk which produced over 1 Billion BOE through vertical development and then underwent massive horizontal development beginning in the early 1990’s, with secondary production from the Taylor and deeper Buda and Georgetown formations. The Company owns a 0.00% - 3.00% working interest (0.76% - 2.28% net revenue interest) in seven oil wells producing out of the Austin Chalk formation at an approximate depth of 7,800 to 9,000 feet. The Company’s wells in Giddings field are operated by Leexus Oil LLC. The Company holds 1,766.13 gross acres and 54.2493 net acres in Giddings field.

Delivery Commitments

The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Competition

The oil and gas industry is intensely competitive, particularly with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise, and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. Currently, access to additional drilling equipment in certain regions is difficult.

Commodity Price Environment

Generally, the demand for and the price of natural gas increase during the colder winter months and decrease during the warmer summer months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We do not currently hedge any of our production.

The prices received for domestic production of oil and natural gas have increased significantly during the past several years, and are continuing to increase in response to global political issues and domestic shortages, which has resulted in increased demand for the equipment and services that we need to drill, complete and operate wells. As a result of this increased demand for oil field services, shortages have developed, and we have seen an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells. If oil and natural gas prices remain high relative to historical levels, we anticipate that the recent trends toward increasing costs and equipment shortages will continue.

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets.  There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

The Company is traded on the OTCBB under the ticker symbol “CRCL.”  The Company had previously been trading under the symbol “DTLV” but switched its ticker symbol to “CRCL” effective July 1, 2011.

PERIOD	LOW ($)	HIGH ($)
Fourth Quarter 2010	0.005	0.005
First Quarter 2011	0.005	0.005
Second Quarter 2011	0.005	0.1
Third Quarter 2011	0.1	0.13
Fourth Quarter 2011	0.13	0.50
First Quarter 2012	0.5	2.15

Data on the Company’s share price is not available prior to April 26, 2010.

The closing price per share for our common stock on July 26, 2011, as reported by the OTCBB was $2.25.

Holders of our Common Stock

On July 27, 2011 the shareholders’ list of our common stock had 25 registered shareholders and 28,750,000 shares outstanding.

At April 30, 2011, the Company had 41,400,000 shares of common stock issued and outstanding. Subsequent to April 30, 2011, the Company issued (i) 4,800,000 shares of common stock under a private placement that closed on June 15, 2011, (ii) 1,000,000 shares of common stock as the Consideration Shares under the Purchase Agreement (iii) 600,000 shares of common stock to the Edsels and (iv) 500,000 shares of common stock under the Employment Agreement. Felipe Pati, a former sole officer and director of the Company, contributed 19,550,000 shares of common stock as a capital contribution.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our Board.

Securities Authorized for Issuance Under Equity Compensation Plan

As of the end of the fiscal year, the Company did not have an equity compensation plan.

Subsequent Event

On July 6, 2011, the Company’s Board of Directors adopted the Plan.  The Plan is subject to ratification by shareholders at the Company’s next annual meeting for the purpose of qualifying the issuance as incentive stock options.

Pursuant to the Plan, options to purchase shares of common stock of the Company may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 3,000,000 shares of common stock of the Company.  The Plan permits the Company to grant both incentive and non-incentive stock options and requires each such grant to be evidenced by a stock option agreement, which shall be subject to the applicable provisions of the Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which was filed as Exhibit 10.2 to a Current Report on Form 8-K on July 12, 2011.

The following table sets forth information regarding our equity compensation plans as of July 27, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	450,000	$0.50	2,550,000
Total	450,000	$0.50	2,550,000

Since the end of the last fiscal year the following options grants have been made under the Plan, which has yet to be approved by the security holders: 100,000 stock options granted to David Brow, an officer an director of the Company,  which vested immediately; and 350,000 stock options granted to G. Jonathan Pina on July 11, 2011, the Chief Financial Officer of the Company, which vest over a 3 year period.

Recent Sales of Unregistered Securities

During the period covered by this annual report subsequent to year end and up until July 26, 2011, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the Securities Act of 1933, as amended, which transactions were previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K: (i) On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013; (ii) 1,000,000 shares of common stock as the Consideration Shares under the Purchase Agreement; (iii) 600,000 shares of common stock to the Edsels as part of the JHE Acquisition; and (iv) 500,000 shares of common stock to G. Jonathan Pina under the Employment Agreement.

Contribution/Cancellation of Shares of Common Stock

On July 7, 2011, the Company and Felipe A. Pati, a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Mr. Pati contributed 19,550,000 shares of common stock of the Company as a capital contribution to the Company. The Company and Mr. Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s new business strategy. The Contribution Agreement was included as part of a Current Report on Form 8-K as Exhibit 10.1 filed with the SEC on July 12, 2011 and is hereby incorporated by reference into this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Activities to Date

We were incorporated under the laws of the State of Nevada on May 21, 2007.  We are an early stage company.  From our inception until the end of the fiscal year end, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities.

On June 16, 2011, the Company completed the Acquisition of JHE in accordance with terms of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company acquired, effective on the Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE owns royalty, leasehold, operating, net revenue, net profit, reversionary and other mineral rights and interests in certain oil and gas properties in Texas, including up to a 5% working interest in certain of the properties (the “JHE Oil and Gas Properties”). The JHE Oil and Gas Properties include working and revenue interests in producing wells in the TXL Extension, Crane County, TX (0.01 working interest and 0.0075 revenue interest in two wells); Bullar Prospect, Scurry County, TX (0.0041 working interest and 0.0376 mineral interest in five wells); Nursery Prospect, Victoria County, TX (0.0275 working interest and 0.020 – 0.021 revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.0024 - 0.05 working interest and 0.0017 – 0.0375 revenue interest in 16 wells); Madison Woodbine, Grimes and Madison Counties, TX (0 - 0.029 working interest and 0.00019 – 0.029 revenue interest in six wells); EnCana Hilltop Bossier Field, Robertson County, TX (0.0041 working interest and 0.0376 mineral interest in six wells) and Giddings Field, Fayette and Lee Counties, TX (0 - 0.03 working interest and 0.0076 – 0.0228 revenue interest in seven wells).  In addition, the JHE Oil and Gas Properties include mineral interest and working interest rights in various oil and gas properties.

See Item 1 “Overview of the Company” for more information on activities since the end of the fiscal year.

Results of Operations

Revenues

We had no revenues for the period from May 21, 2007 (date of inception), through April 30, 2011.

On June 16, 2011, we acquired JHE which holds, royalty, leasehold, operating, net revenue, net profit, reversionary and mineral rights and interests on properties operated by others. We anticipate that JHE will receive between $100,000 and $130,000 in revenue from the, royalty, leasehold, operating, net revenue, net profit, reversionary and mineral rights per month. JHE’s interests are non-operating interest and revenue is dependent on production and the operations of third parties for which we may have little control.

Operating Expenses

Our expenses for the twelve month period ended April 30, 2011 and 2010, were $33,218 and $13,475.  The increase in expenses is primarily a result of an increase in legal and accounting costs. During the period from May 21, 2007 (date of inception), through April 30, 2011, we incurred expenses of $99,300.    These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Subsequent to April 30, 2011, we acquired JHE, hired a Chief Financial Officer, established an office in Texas, engaged consultants to assist us with our administration and operations and changed our business strategy to explore oil and gas properties. We anticipate that operating expenses will significantly increase during the remainder of the fiscal year ending April 30, 2012 as a result of these changes. We also anticipate that we may hire additional employees and acquire additional assets, which are expected to increase operational expenses.

Net Income (Loss)

Our net loss for the twelve-month period ended April 30, 2011 and 2010 was $31,718 and $13,475. The increase in loss was primarily a result of an increase in legal and accounting costs. During the period from May 21, 2007 (date of inception), through April 30, 2011, we incurred a net loss of $97,800.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.

Subsequent to April 30, 2011, we acquired JHE and changed our business strategy. We expect that losses will increase in future periods as our operations and expenses increase and until we receive significantly increased revenues from our oil and gas properties.

Purchase or Sale of Equipment

To date there have not been any purchases or sales of equipment. We anticipate that we will acquire equipment as we establish our office in Houston, Texas. We may acquire other equipment in connection with our oil and gas business; however, our strategy is to hold non-operating interests.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2011 reflects assets of $6,795 in the form of cash and cash equivalents and prepaid expenses.  From inception to April 30, 2011, we have sold 41,400,000 shares of common stock with gross proceeds of $55,000.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

Subsequent to April 30, 2011, we acquired JHE under the terms of the Purchase Agreement. As consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note.  The Promissory Note has a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum.  Following the payment of $1,000,000 at closing of the Acquisition, the Promissory Note contemplates payments of $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012.

The Promissory Note is secured by a pledge of all of the Company’s membership interests in JHE to the Edsels pursuant to the Amended Pledge Agreement.  If the Company defaults on any of its obligations under the Promissory Note, the Edsel shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

The Company assumed High Plains’ obligations to pay Pimuro $240,000 under the terms of the Installment Agreement, of which $100,000 was paid on closing of the Acquisition and monthly installments of $50,000, $50,000 and $40,000 are payable commencing on the last day of the month that JHE receives aggregate revenue from the JHE Oil and Gas Properties during such month.

On June 16, 2011, we raised $1,200,000 in a private placement of units. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. We used the proceeds from the private placement to pay $1,000,000 to the Edsels, $100,000 to Pimuro and $15,000 to reimburse the Edsels for legal expenses. We estimate that we incurred $100,000 in transaction expenses in connection with the Acquisition and the private placement.

The Company does not currently have sufficient cash to fund its working capital requirements or to make the next installment payment under the Promissory Note of $1,500,000 on September 1, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note and to fund its working capital requirements, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

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

The following contractual obligations chart is based on obligations as of July 27, 2011.

Contractual Obligations	Less than 1 year	1-3 years
Long Term Debt Obligations Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$6,500,000
Purchase Obligations Consulting fees Pimuro Capital Partners Inc. (ii) Salary payments to G. Jonathan Pina (iii) Consulting Agreement with Big Sky Management (iv) Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC	$140,000 $180,000 $150,000 $172,000	$180,000
Total	$7,142,000	$180,000
(i) The Promissory note is payable in the following installments: $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) Monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.

(iii) Monthly installments of $15,000 for a two year term beginning July 11, 2011.

(iv) Monthly installments of $12,500.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve.

Pursuant to Item 9.01 of the Form 8-K, financial statements of a business acquired are required to be filed within 71 calendar days of the date that the initial Form 8-K was required to be filed. We are in the process of completing audits on the financial statements for JHE and intend to file such statements in accordance with Item 9.01 of Form 8-K on or about September 1, 2011.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management was open to new business opportunities which may prove more profitable to the shareholders of the Company.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but have been more successful as a result of the change in business strategy. However, we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue operations, our business may fail and our stockholders may lose some or all of their investment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2011

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

APRIL 30, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Circle Star Energy Corp.
Reno, Nevada

We have audited the accompanying balance sheets of Circle Star Energy Corp. (formerly Digital Valleys Corp.) (the “Company”) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from May 21, 2007 (inception) to April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Star Energy Corp. (formerly Digital Valleys Corp.) as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and cash flows for the years then ended and for the period from May 21, 2007 (inception) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
July 27, 2011

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF APRIL 30, 2011 AND 2010

	2011	2010
Assets
Current Assets
Cash	$6,696	$2,840
Prepaid expenses	99	250
Total Current Assets	6,795	3,090

Total Assets	$6,795	$3,090

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$25,074	$11,501
Due to related party	24,521	2,671
Total Current Liabilities	49,595	14,172

Total Liabilities	49,595	14,172

Stockholders’ Equity (Deficit)
Common stock, 250,000,000, par value $0.001 shares authorized; 41,400,000 common shares issued and outstanding	41,400	2,300
Additional paid in capital	13,600	52,700
Deficit accumulated during the development stage	(97,800)	(66,082)
Total Stockholders’ Equity (Deficit)	(42,800)	(11,082)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,795	$3,090

The accompanying notes are an integral part of these financial statements.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2011

	Year Ended April 30, 2011	Year Ended April 30, 2010	From May 21, 2007 (Inception) to April 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	27,425	8,750	73,410
General & Administrative	2,751	4,725	19,757
Bank Fees	42	0	133
Consulting Fees	3,000	0	6,000
TOTAL OPERATING EXPENSES	33,218	13,475	99,300

LOSS FROM OPERATIONS	(33,218)	(13,475)	(99,300)

OTHER INCOME (EXPENSE)
Write-off of accounts payable	1,500	0	1,500
TOTAL OTHER INCOME (EXPENSE)	1,500	0	1,500

LOSS BEFORE PROVISION FOR INCOME TAXES	(31,718)	(13,475)	(97,800)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(31,718)	$(13,475)	$(97,800)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	41,400,000	41,400,000

The accompanying notes are an integral part of these financial statements.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2011

	Common Stock		Additional Paid in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance, May 21, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder for cash	28,800,000	1,600	18,400	-	20,000

Private placement	12,600,000	700	34,300	-	35,000

Net loss for the period ended April 30, 2008	-	-	-	(7,367)	(7,367)

Balance, April 30, 2008	41,400,000	2,300	52,700	(7,367)	47,633

Net loss for the year ended April 30, 2009	-	-	-	(45,240)	(45,240)

Balance, April 30, 2009	41,400,000	2,300	52,700	(52,607)	2,393

Net loss for the year ended April 30, 2010	-	-	-	(13,475)	(13,475)

Balance, April 30, 2010	41,400,000	2,300	52,700	(66,082)	(11,082)

Stock split – 18 to 1	-	39,100	(39,100)	-	0

Net loss for the year ended April 30, 2011	-	-	-	(31,718)	(31,718)

Balance, April 30, 2011	41,400,000	$41,400	$13,600	$(97,800)	$(42,800)

The accompanying notes are an integral part of these financial statements.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MAY 21, 2007 (INCEPTION) TO APRIL 30, 2011

	Year Ended April 30, 2011	Year Ended April 30, 2010	From May 21, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,718)	$(13,475)	$(97,800)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Increase) decrease in prepaid rent	151	336	(99)
Increase (decrease) in accounts payable and accrued liabilities	13,573	(16,424)	25,074
Net cash Used in Operating Activities	(17,994)	(29,563)	(72,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	55,000
Proceeds from loan from stockholder	21,850	0	24,789
Payments on loan from stockholder	0	0	(268)
Net Cash Provided by Financing Activities	21,850	0	79,521

Net Increase (Decrease) in Cash	3,856	(29,563)	6,696
Cash, beginning of the period	2,840	32,403	-

Cash, end of the period	$6,696	$2,840	$6,696

SUPPLEMENTAL NON-CASH DISCLOSURES
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

Note 1 – Nature of Operations

Digital Valleys Corp. (“the Company”), incorporated in the state of Nevada on May 21, 2007, is a company with business activities in online customer support / help desk system. The company has limited operations and is considered to be in the development stage.

Effective July 1, 2011, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $97,800 as of April 30, 2011.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 3 – Significant Accounting Policies

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

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

Note 3 – Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements
Circle Star Energy does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4 – Capital Stock

The company has 250,000,000 common shares authorized at a par value of $0.001 per share.

During the year ended April 30, 2008, the company issued 41,400,000 common shares for total proceeds of $55,000.

On July 12, 2010, the Company approved an 18-1 forward stock split. All share and per share data has been restated to reflect the split as if the shares had been outstanding since inception.

As of April 30, 2011, the Company had 41,400,000 common shares issued and outstanding, and the Company has no warrants or options outstanding.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

Note 5 – Due to Stockholder

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6 – Related Party Transactions

As of April 30, 2011, there is a balance owing to a stockholder of the Company in the amount of $24,521.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total gross deferred tax asset at April 30, 2011 is $21,516, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $97,800.  The valuation allowance at April 30, 2011 is $(21,516).

Note 8 – Subsequent Events

On June 2, 2011, the Board of Directors of the Company elected David Brow as President, Secretary and Treasurer of the Company.  In addition, on June 2, 2011, Felipe Pati resigned as President, Secretary and Treasurer.

On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among High Plains Oil, LLC, a Nevada limited liability company (“High Plains”) and  JHE Holdings, LLC, a Texas limited liability company (“JHE”), pursuant to which the Company acquired all of the membership interests in JHE from High Plains (the “Acquisition”).

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

Note 8 – Subsequent Events (continued)

In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock to High Plains, an entity wholly owned by S. Jeffrey Johnson, who is now the Chairman of the Company (the “Consideration Shares”);

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the prior acquisition of JHE by High Plains from the Edsels in January 2011;

(c)
execute and deliver a Novation and Assignment Agreement (the “Novation”) pursuant to which the Company will, effective June 1, 2011 (the “Effective Date”): (i) assume all of the obligations and liabilities of High Plains under the Promissory Note, and (ii) in consideration for, among other things, consenting to the Acquisition and the forbearance by the Edsels of the first installment payment of $1,000,000 due under the Promissory Note on June 1, 2011 until June 10, 2011 or the closing date, issue an aggregate of 600,000 share of its common stock to the Edsels (the “Edsel Shares”);

(d)
undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE from the JHE Oil and Gas Properties, as defined in Item 2.01 of this Current Report on Form 8-K below;

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company will, effective as of the Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Promissory Note as partial consideration in respect to the  prior acquisition of JHE by High Plains from the Edsels in January 2011 and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Promissory Note and Amended Pledge Agreement;

(f)	undertake to cause JHE to make a distribution to High Plains, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised High Plains with regard to its prior acquisition of JHE and the Purchase Agreement, the fees, commissions, and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below). The former managing director of Pimuro, is G. Jonathan Pina, the current chief financial officer (“CFO”) of the Company.

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

Note 8 – Subsequent Events (continued)

Effective July 1, 2011, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp.

On July 6, 2011, the Company’s Board of Directors adopted the Circle Star Energy Corp. 2011 Stock Option Plan (the “Plan”).  The Plan is subject to ratification by shareholders at the Company’s next annual meeting.  Pursuant to the Plan, options to purchase shares of common stock of the Company may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 3,000,000 shares of common stock of the Company.  The Plan permits the Company to grant both incentive and non-incentive stock options and requires each such grant to be evidenced by a stock option agreement, which shall be subject to the applicable provisions of the Plan.

On July 6, 2011, the Company granted to David Brow, the President and a Director of the Company, an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

On July 11, 2011, the Company, in connection with the employment agreement signed by the CFO, granted stock options under the Company’s 2011 Stock Option Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting 12 months after the Effective Date, 116,667 stock options vesting 24 months after the Effective Date and 116,667 stock options vesting 36 months after the Effective Date. The exercise price for the stock options is $0.50.  In addition, the Company committed to issue, as a signing bonus for the CFO, 1,500,000 shares of common stock of the Company, of which 500,000 Bonus Shares vest and are payable immediately, 500,000 Bonus Shares vest and are payable on July 11, 2012 and 500,000 Bonus Shares vest and are payable on July 11, 2013.

The Company has analyzed its operations subsequent to April 30, 2011 through July 27, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of April 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the audit of our financial statements as of April 30, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on the Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. See, “Management’s Remediation Initiatives.”

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform Act of 2010 and the Company only provided the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

In July 2011, we hired a Chief Financial Officer and have therefore split the duties that were previously all concentrated in one officer. In June 2011, we increased the size of the Board to two directors and appointed an outside director. We plan to appoint additional outside directors in order to have a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of an outside director is a good step in curing its weaknesses and that the addition of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the weakness noted as of the April 30, 2011.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of our current fiscal year end, April 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

As of July 28, our officers and directors and their ages and positions are as follows:

Name	Age	Position	Date Of Appointment

David Brow	45	President, Secretary and Director
 Mr. Brow has served as President and Secretary since June 2, 2011, and has served as a Director since June 6, 2011. Mr. Brow served as Treasurer from June 2, 2011 until July 11, 2011 when his duties as Principal Financial Officer were taken over by G. Jonathan Pina.

G. Jonathan Pina	29	Chief Financial Officer	Mr. Pina has served as Chief Financial Officer since July 11, 2011.
S. Jeffrey Johnson	46	Director and Chairman of the Board of Directors	Mr. Johnson has served as a director since June 16, 2011 and as Chairman since July 6, 2011
David Brow

David Brow, graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor.  From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a publicly traded manufacturer of computer software, and supervised their Canadian operations.  In 1996, Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private.  Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies.  In 1999, Mr. Brow formed another high-tech consulting firm, Point of Presence Marketing Inc.  This firm concentrated on the emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues.  Point of Presence Marketing Inc. was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002.  In May 2002, Mr. Brow was appointed secretary and treasurer of publicly traded Electric Network.com, Inc. and resigned as a director/officer in 2006 upon completion of a successful merger with Solar EnergySources, Inc.  During this time, Mr. Brow took a role with Symantec Corp. overseeing the West Region channel business and managed a revenue stream in excess of $300 million.  Mr. Brow left Symantec Corp. in November of 2007 and subsequently took a role as VP of Channel Sales for Acronis, Inc. and then moved to emerging BSM software Manufacturer FireScope, Inc. until May 2010. In 2008, Mr. Brow was appointed president, secretary and treasurer of publicly traded Neema, Inc. and worked with them through their merger with Carbon Green, Inc, in the fall of 2009. Mr. Brow resigned from Carbon Green, Inc in January 2010. Mr. Brow presently resides in Los Angeles, California where he is the Director of Channel Sales for Lenovo, Inc. managing a $400m channel sales organization.  In late 2010, Mr. Brow was appointed as the sole director and as the president, chief executive officer, chief financial officer, secretary and treasurer of publicly traded Texada Ventures Inc.

G. Jonathan Pina

Mr. Pina brings a range of oil and gas finance and transaction experience; specifically, he has advised companies throughout the world engaged in conventional exploration and production, unconventional resource development, liquefied natural gas (LNG) commercialization, midstream operations, crude reﬁning, and oilﬁeld services.

From 2008 to just prior to joining the Company, Mr. Pina was the Managing Partner and co-founder of Pimuro Capital Partners, a boutique financial advisory firm dedicated to assisting micro and small cap energy companies.  From 2007 to 2008, Mr. Pina led the Energy group at Chiron Financial Advisors, a boutique investment bank in Houston, Texas that serviced the needs of distressed, small-cap companies;  Mr. Pina started his career in energy at Randall & Dewey (now, Jefferies’ Energy Investment Banking Group) in 2005.  Mr. Pina received a Bachelor of Arts degree from Rice University in 2003 and a Master of Business Administration from the Jesse H. Jones School of Management at Rice University in 2005.

Mr. Pina was selected as the 2008 Emerging Businessman of the Year (Houston Hispanic Chamber of Commerce) and he is a member of the Association of Corporate Growth, the Turnaround Management Association and the Houston Hispanic Chamber of Commerce.

S. Jeffrey Johnson

Mr. Johnson has over 22 years of experience in the oil & gas business. His career in the industry began in corporate finance, raising funds for oil and gas partnerships for Chesapeake Energy's South Texas projects. In 1993, he initiated his first independent oil and gas exploration venture, and in 1997 arranged the purchase of Scope Operating, Inc.  After assembling a diversified team of key management personnel and oil and gas consultants, he was instrumental in the successful sale of all Scope’s producing properties and assets in 1998. Mr. Johnson served as the Chief Executive Officer of Cano Petroleum, Inc. from May 2004 to February 2011 and as the Chairman of the Board of Directors of Cano Petroleum, Inc. from June 2004 to February 2011. Mr. Johnson is a member of the Independent Petroleum Association of America and the Texas Independent Producers and Royalty Owners Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended April 30, 2011, Felipe Pati, the former sole director, officer and stockholder greater than 10% of the Company, failed to file 2 Section 16(a) reports.

Nominating Committee

As of the fiscal year end the Company did not have a nominating committee. The Board as a whole acts as the nominating committee.

On July 27, 2011, the Board established a Nominating and Corporate Governance Committee.

Audit Committee

We do not have an audit committee at this time.  The Board has a whole acts as the audit committee. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee at this time because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues to date.

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics and has not found it necessary to adopt a code of ethics due to its limited size. As the Company expands its operation, the Company will continue to consider the need to adopt a code of ethics.

 Item 11. Executive Compensation

The following table sets forth the cash compensation paid to executive officer of the Company for services rendered until July 27, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Mr. Felipe A. Pati (i) Former, President, Treasurer Secretary and Director	2010 2011 2012	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Mr. David Brow (ii) President, Secretary and Director (Former Treasurer)	2012	Nil	Nil	Nil	225,000	Nil	Nil	225,000
G. Jonathan Pina (iii) Chief Financial Officer	2012	180,000	Nil	1,125,000	Nil	Nil	Nil	1,305,000
(i) Felipe Pati resigned as President, Treasurer and Secretary, effective June 2, 2011. Felipe Pati did not stand for re-election as a director at the annual and special meeting of shareholders held on June 6, 2011.

(ii) David Brow was appointed, President, Treasurer and Secretary, effective June 2, 2011. David Brow was elected as a director on June 6, 2011. Effective July 11, 2011, G. Jonathan Pina took over the role as Principal Financial Officer of the Company. See Option Grants below for more detail.

(iii) G. Jonathan Pina was appointed as Chief Financial Officer, effective July 11, 2011. G. Jonathan Pina receives an annual salary of $180,000 and received 500,000 shares of common stock of the Company as a bonus on July 11, 2011. He will receive an additional 500,000 shares of common stock on July 11, 2012 and 500,000 shares of common stock on July 11, 2013. The value of the stock is based on the share price on the OTCBB on July 26, 2011. See Option Grants and Employment Agreement below for more information.

There were no option or stock awards as of year end, April 30, 2011.  The information below is as July 27, 2011.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Mr. Felipe A. Pati Former President, Secretary, Treasurer and Director)	-	-	-	-	-	-	-	-	-

David Brow President, Secretary and Director (Former Treasurer)	100,000	-	-	0.50	July 6, 2021	-	-	-	-
G. Jonathan Pina Chief Financial Officer	-	350,000	350,000	0.50	(i)	1,000,000	2,250,000 (ii)	-	-
(i) Mr. Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options will expire, July 11, 2022, July 11, 2023 and July 11, 2024 respectively.

(ii) Based on the closing price per share of our common stock on July 26, 2011, as reported by the OTCBB.

Option Grants and Exercises

There were no options granted or options exercised during the 2011 fiscal year, ending April 30, 2011.

On July 6, 2011, David Brow was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

In connection with the employment agreement entered into between the Company and G. Jonathan Pina on July 11, 2011 (the “Employment Agreement”), Mr. Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The exercise price for the stock options is $0.50, which is based upon the current price at which shares of the Company’s common stock is trading on the OTCBB, the lack of an active trading market of the common stock and the exploratory stage of the Company and its business.

Employment Agreements

On July 11, 2011, the Company entered into the Employment Agreement with G. Jonathan Pina, pursuant to which Mr. Pina will serve as the Company’s Chief Financial Officer effective as of July 11, 2011 (the “Pina Effective Date”).

Pursuant to the terms of the Employment Agreement, Mr. Pina will receive an initial annual base salary of $180,000, which may be increased at the discretion of the Board, and Mr. Pina will also receive a signing bonus of 1,500,000 shares of common stock of the Company (the “Bonus Shares”), of which 500,000 Bonus Shares vest and are payable on execution of the Employment Agreement, 500,000 Bonus Shares vest and are payable 12 months after the Pina

Effective Date and 500,000 Bonus Shares vest and are payable 24 months after the Pina Effective Date. The term of the Employment Agreement is for two years from the Pina Effective Date and shall be automatically extended by one year unless notice is given 30 days prior to the expiration of the employment period or the agreement is otherwise terminated.

The Employment Agreement provides that in the event of Mr. Pina’s termination for any reason other than for Cause (as defined in the Employment Agreement) or a resignation for  Good Reason (as defined in the Employment Agreement), Mr. Pina will be entitled to severance payments (i) if the termination is after six months of employment, but less then twelve months, the Company shall pay severance, based upon Mr. Pina’s base salary and medical and dental insurance, if any, equal to six months salary and reimburse Mr. Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of six months, or (ii), if the termination is after twelve months or more of employment, the Company shall pay severance, based upon Mr. Pina’s base salary and medical and dental insurance, if any, equal to twelve months salary and reimburse Mr. Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of twelve months.

In connection with the Employment Agreement, Mr. Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting 12 months after the Pina Effective Date, 116,667 stock options vesting 24 months after the Pina Effective Date and 116,667 stock options vesting 36 months after the Pina Effective Date. The exercise price for the stock options is $0.50, which is based upon the current price at which shares of the Company’s common stock is trading on the OTCBB, the lack of an active trading market of the common stock and the exploratory stage of the Company and its business.

The Employment Agreement can be found as exhibit 10.1 to the current report filed on Form 8-K and filed with the SEC on July 13, 2011.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended April 30, 2011.

The chart below lists director’s compensation up until July 27, 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation earnings ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Mr. Felipe A. Pati Former, President, Treasurer Secretary and Director	2010 2011 2012	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Mr. David Brow President, Secretary and Director (Former Treasurer)	2012	Nil	225,000	Nil	Nil	Nil	225,000

On July 6, 2011, David Brow, the President, Secretary and a director of the Company, was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

Compensation Committee

The Company does not have a Compensation Committee. The Board as a whole makes decisions related to compensation.

Compensation Committee Report

The Company does not have a Compensation Committee. Each member of the Board has reviewed the Compensation and Discussion and Analysis and recommended it be included in this Annual Report on 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock owned as of July 27, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Officers as a group
Common Stock	David Brow (1) 421 – 9th Street Manhattan Beach, California, 90266	350,000(1)	1.2%
Common Stock	S. Jeffrey Johnson (2) 919 Milam Street, Suite 2300 Houston, Texas 77002	1,000,000(2)	3.5%
Common Stock	G. Jonathan Pina (3) 919 Milam Street, Suite 2300 Houston, Texas 77002	500,000(3)	1.75%
Total for all Directors and Named Officers			6.4%

(1) David Brow was appointed as President, Treasurer and Secretary on June 2, 2011 and was elected as a director on June 6, 2011. Mr. Brow was granted 100,000 stock options to acquire shares of common stock of the Company, which vested immediately and can be exercised at $0.50 per share of common stock and as such were included in the amount above.

(2) S. Jeffrey Johnson’s shares are held in the name of High Plain Oil LLC, which is wholly owned by S. Jeffrey Johnson. S. Jeffrey Johnson was elected as a director of the Company on June 16, 2011, he was subsequently elected as Chairman of the Board on July 6, 2011.

(3) G. Jonathan Pina appointed as Chief Financial Officer and took over the Principal Financial Officer duties from David Brow as of July 11, 2011. Mr. Pina was granted 350,000 stock options to acquire shares of common stock of the Company, which can be acquired at $0.50 per share of common stock and vest 1/3 on July 11, 2012, 1/3 on July 11, 2013, and 1/3 on July 11, 2014. Pursuant to G. Jonathan Pina’s employment agreement, he is entitled to 500,000 shares of common stock of the Company on July 11, 2012 and 500,000 on July 11, 2013. As a result of the vesting dates for these shares and stock options, these amounts were not included in the share allocation above.

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

On June 16, 2011, the Company completed the acquisition of JHE in accordance with terms of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company acquired, effective on the Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE was wholly owned by S. Jeffrey Johnson who was elected to the Board of Directors of the Company, subsequent to the Acquisition., on June 16, 2011.   S. Jeffrey Johnson was appointed as Chairman of the Board on July 6, 2011. As part of the Acquisition, High Plains, which was wholly owned by S. Jeffrey Johnson was issued 1,000,000 shares of common stock of the Company and the Company paid the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. in connection with the prior acquisition of JHE by High Plains from the Edsels in January 2011. Mr. Johnson was at arms length to the Company prior to his appointment as a director.

On July 6, 2011, David Brow, a director and officer of the Company, was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

In addition, as part of the Acquisition, the Company is required to pay Pimuro, a consultant who advised High Plains with regards to its prior acquisition of JHE and the Purchase Agreement, the fees, commissions, and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement, payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties. G. Jonathan Pina, the current Chief Financial Officer of the Company, is a former managing director of Pimuro Capital Partners, LLC. G. Jonathan Pina, was appointed as Chief Financial Officer of the Company on July 11, 2011. Mr. Pina was at arms length to the Company prior to his appointment as Chief Executive Officer.  See “Item 11 Executive Compensation.”

Director Independence

We currently have two: David Brow and S. Jeffrey Johnson.  S. Jeffrey Johnson is considered independent based on the definition used in Section 803 of the NYSE Amex Company Guide.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the fiscal year ended April 30, 2011, Silberstein Ungar, PLLC billed us for $8,250 in audit fees.

Audit Related Fees

For the fiscal year ended April 30, 2011, we did not pay any fees to Silberstein Ungar, PLLC for audit related fees.

Tax Fees

For the fiscal year ended April 30, 2011, we did not pay any fees to Silberstein Ungar, PLLC for tax compliance, tax advice, or tax planning or other tax related fees.

All Other Fees

We did not pay any fees to Silberstein Ungar, PLLC for other work during our fiscal year ended April 30, 2011.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Silberstein Ungar PLLC and the estimated fees related to these services.

PART IV

Item 15.  Exhibits, financial statement schedules.

Exhibit	Description
3.1
Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

July 29, 2011	By:	/s/ David Brow
David Brow
President, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ David Brow	President, Secretary, and Director	July 29, 2011
David Brow	(Principal Executive Officer)

/s/ S, Jeffrey Johnson	Director, Chairman	July 29, 2011
S. Jeffrey Johnson

/s/ G. Jonathan Pina	Chief Financial Officer	July 29, 2011
G. Jonathan Pina	(Principal Financial Officer)