Form 10-K/A
period 2011-04-30
CIRCLE STAR ENERGY CORP.
filed 2011-08-16
CIK 1439971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) amends in its entirety the Form 10-K annual report of Circle Star Energy Corp. for the year ended April 30, 2011.  This amendment is being filed to file a corrected version of the Circle Star Energy Corp. with certain updates and corrections to the disclosure that was contained in the initial filing.

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

TABLE OF CONTENTS

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

●	risks related to continuation or disposal of our on-line customer support business;
●	risks related to the competition from large number of established and well-financed entities that are actively involved in the oil and gas development business;
●	risks related to drilling, completion and facilities costs;
●	risks related to abandonment and reclamation costs;
●	risks related to the performance and characteristics of our oil and gas properties;
●	risks related to expected royalty rates, operating and general administrative costs, costs of services and other costs and expenses;
●	risks related to our oil and gas production levels;
●	risks related to fluctuations in the price of oil and gas, interest and exchange rates;
●	risks related to the oil and gas industry, such as risks in developing and producing crude oil and natural gas and market demand;
●	risks related to actions taken by governmental authorities, including increases in taxes and changes in government regulations and incentive programs;
●	risks related to geological, technical, drilling and processing problems;
●	risks and uncertainties involving geology of oil and gas deposits;
●	risks related to our ability to locate satisfactory properties for acquisition or participation;
●	risks related to shut-ins of connected wells resulting from extreme weather conditions;
●
risks related to hazards such as fire, explosion, blowouts, cratering and spills, each of which could result in substantial damage to wells, production facilities, other property and the environment or in personal injury;

●	risks related to encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations;
●	risks related to the possibility that government policies or laws, including laws and regulations related to the environment, may change or governmental approvals may be delayed or withheld;
●	risks related to competition for and/or inability to retain drilling rigs and other services;
●	risks related to competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
●	risks related to our history of operating losses, our limited financial resources and our needs for additional financing;
●	risks related to the integration of our new management and implementation of our expanded business strategy in the oil and gas development business;
●	other risks related to the thinly traded market for our securities; and
●
risks related to holding non-operated interests in properties operated by third-party operators, including our lack of control on the schedule of development, budgeting and production decisions and our reliance on third-party operators.

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

We are an early stage company that was incorporated on May 21, 2007.  Up until June 2011, we had been a limited operations entity, primarily focused on organizational matters and developing an online help desk customer  support system to assist service companies to improve  their customer  relationship  management.  We expected our system  to be used by organizations  interested  in  improving  their  customer relationship management by automating their customer support and by establishing a centralized help desk. The software  product was intended to be capable of providing a generic solution across a broad range of industries. We  conducted  market research, started work on a  corporate information-only website, researched third party software development firms and began development on the software product. However, we had limited success in developing clients to purchase our services and we had limited success in raising sufficient capital to develop our technologies and platform. The economic downturn and increased competition in the on-line customer support industry adversely affected our business prospects and our ability to develop competitive services and systems. Through fiscal 2011, we continued to develop our software and began to explore opportunities to diversify our business. We examined complementary technology businesses and resource business and oil and gas business opportunities.

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

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the acquisition of JHE by High Plains from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the "High Plans Acquisition");

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

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company will, effective as of the Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Promissory Note as partial consideration in respect to the High Plains Acquisition and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Promissory Note and Amended Pledge Agreement;

(f)	undertake to cause JHE to make a distribution to High Plains, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised High Plains with regards to its acquisition of JHE and the Purchase Agreement, the accrued fees and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below).  Pimuro is controlled by G. Jonathan Pina, who was appointed as our Chief Financial Officer on July 11, 2011. Mr. Pina was at arms length to the Company prior to his appointment.

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

The Company completed the Acquisition of JHE in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company acquired, effective on the Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE owns royalty, non-operated working interests and mineral interests in certain oil and gas properties in Texas, including up to a 5% working interest in certain of the properties (the “JHE Oil and Gas Properties”). The JHE Oil and Gas Properties include producing wells in the TXL Extension, Crane County, TX (0.01 working interest and 0.0075 revenue interest in two wells); Bullard Prospect, Scurry County, TX (0.0125 – 0.025 working interest and 0.009375 – 0.0208333 revenue interest in four producing wells and one salt water disposal well); Nursery Prospect, Victoria County, TX (0.0275 working interest and 0.020 – 0.021 revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.0024 - 0.05 working interest and 0.0017 – 0.0375 revenue interest in 18 wells); Madison Woodbine, Grimes and Madison Counties, TX (0 - 0.029 working interest and 0.00019 – 0.029 revenue interest in five wells); EnCana Hilltop Bossier Field, Robertson County, TX (0.004146 – 0.03764 working interest, 0.003192 – 0.027265 net revenue interest, and 0.00 – 0.005906 mineral interest in five wells) and Giddings Field, Fayette and Lee Counties, TX (0 - 0.03 working interest and 0.0076 – 0.0228 revenue interest in seven wells).

In addition, the JHE Oil and Gas Properties include mineral interest and non-operated working interest rights in various oil and gas properties. See “Item 2 Properties – Subsequent Event – Oil and Gas Properties.”

County and Well Information

Texas County	Production Wells	Net Well Count
Crane	2.00	0.02
Dimmit	7.00	0.05
Fayette	6.00	0.14
Grimes	3.00	0.02
Lee	1.00	0.02
Madison	2.00	0.06
Robertson	5.00	0.04
Scurry	4.00	0.07
Victoria	2.00	0.04
Zavala	11.00	0.03
Total*	43.00	0.50

*Does not include interests in saltwater disposal wells.

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

In accordance with terms of the Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note.  The Promissory Note had a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum.  Following the payment of $1,000,000 at closing, the Promissory Note contemplates payments of $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012.

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

On July 7, 2011, the Company and Felipe A. Pati, a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Mr. Pati contributed 19,550,000 shares of common stock of the Company as a capital contribution to the Company. The Company and Mr. Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s expanded business strategy. The Contribution Agreement was included as part of a Current Report on Form 8-K as Exhibit 10.1 filed with the SEC on July 12, 2011 and in hereby incorporated by reference into this Annual Report on Form 10-K.

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

Our offices are currently located at 919 Milam Street, Suite 2300, Houston, Texas 77002.

Expenditures

The following chart provides an overview of our contractual obligations during the period from July 1, 2011 through April 30, 2012 and during the fiscal year ending April 30, 2013:

Obligations	Amount	Amount
	July 1, 2011 to April 30, 2012	Fiscal Year Ending April 30, 2013
Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$5,000,000	$1,500,000

Consulting fees to Pimuro Capital Partners Inc. (ii)	$140,000
Salary payments to G. Jonathan Pina (iii)	$144,677	$180,000
Consulting Agreement with Big Sky Management (iv)	$125,000	$25,000
Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC(v)	$124,000	$48,000
Total	$5,533,677	$1,753,000
(i) The Promissory note is payable in the following installments: $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) Monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.

(iii) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(iv) Monthly installments of $12,500 for a one-year term, beginning July 1, 2011.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve beginning August 1, 2011.

Employees

David Brow, President and Secretary of the Company, was appointed on June 2, 2011 and G. Jonathan Pina was appointed as Chief Financial Officer, effective July 11, 2011.  David Brow and G. Jonathan Pina are the Company’s sole employees. The Company has retained consultants to assist with general and administrative support and anticipates it will hire additional employees during the fiscal year ending April 30, 2012.

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

Many of our competitors are located in the United States.  While there are many competitors, the  industry supports a large number of competitors as demand is huge and growing.

Most software  packages are generally generic and use a "cookie cutter" approach to software design, development and implementation. We planned an initial product that would be generic for use in a wide range of businesses, thereby being able to differentiate our product from the  competition by tailoring our software to niche markets.

We had limited success in developing clients to purchase our services and we had limited success in raising sufficient capital to develop our technologies and platform. The economic downturn, tightening of both credit and equity markets and increased competition in the on-line customer support industry adversely affected our business prospects and our ability to develop competitive services and systems. Through fiscal 2011, we continued to develop our software and began to explore opportunities to diversify our business.

We are in the process of determining whether to continue to develop our on-line customer support business, to sell the business (assuming a purchaser can be found) or to abandon the business.

Oil and Gas Development Business

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources. Accordingly, there is a high degree of competition for desirable oil and gas assets, as well as for access to funds. There are other competitors that have operations in our focus areas and the presence of these competitors could adversely affect our ability to acquire additional assets.

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

Oil and Gas Development Business

The development of oil and gas properties is subject to various United States federal, state and local governmental regulations. The operation of the properties we own interest in may, from time to time, be required to obtain licenses and permits from, or to pay certain bonds to, various governmental authorities in regards to the development of the properties. We currently do not serve as an operator on any of the JHE properties. Instead, JHE holds non-operated working interests, royalty, and mineral interests on properties operated by others. The descriptions below relate to regulations as they may effect the operations of these operators and our interests in these properties.

Regulations affecting production

Texas generally requires drilling permits for drilling operations, bonds and reports concerning operations and imposes other requirements relating to the development, drilling and production of oil and gas.  Texas also has statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the oil and gas industry.

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

In the event operations are conducted on federal, state or Indian oil and natural gas assets, oil and gas operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on−site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

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

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity.” The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to physical purchases and sales of natural gas, natural gas liquids and crude oil, gathering of these energy commodities, and any related hedging activities, operators are required to observe these anti−market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should operators violate the anti−market manipulation laws and regulations, they could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The price from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

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

Environmental Matters

Oil and Gas Development Business

Operations pertaining to oil and gas development, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with operations, restrict or prohibit the types, quantities and concentration of substances that oil and gas operators can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. Such laws and regulations may substantially increase the cost of operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our revenue.

We believe that oil and gas operators are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2011-2012.

Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operations of our properties, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean−up requirements could have a material adverse impact on our revenue.

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

Currently we do not act as operator on any of our assets. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Oil and gas operators are subject to compliance risks under RCRA in connection with their operations.

Air Emissions

The Federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that operators obtain pre−approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions. An operator's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities in which our properties are located. The cost of compliance could have a material adverse consequence on our revenue.

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

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is considering adoption of climate change−related legislation that would restrict emissions of “greenhouse gases.” One bill approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 requires the California Air Resources Board to adopt regulations by 2012 that will achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Depending on the legislation or regulatory program that may be adopted to address emissions of greenhouse gases, oil and gas operators could be required to reduce greenhouse gas emissions resulting from its operations or oil and gas operators could be required to purchase and surrender allowances for greenhouse gas emissions associated with its operations or the oil and gas it produces.

Business Strategy

On-line Customer Support Business

The Company is currently evaluating its on-line customer support business in order to determine how best to move forward with its implementation or abandonment. We are in the process of determining whether to continue to develop our on-line customer support business, to sell the business (assuming a purchaser can be found) or to abandon the business. Given the competitive nature of the business and our change in overall business strategy, we may be forced to abandon the business.

Oil and Gas Development Business

Subsequent to April 30, 2011, we acquired JHE, which  holds interests on properties operated by others, including royalty, non-operated working interests and mineral interests.

The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the continued development of our assets and the acquisition of producing oil and natural gas properties.

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

Our capital requirements in connection with our early stage activities and transition to commercial operations have been and will continue to be significant. We estimate our contractual obligations from July 1, 2011 to April 30, 2012 to be approximately $5,533,677. We anticipate we will fund these obligations by issuing equity and/or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas and price competition. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve profitability.

Because we have earned limited revenues from operations, all our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We will need to obtain additional financing in order to pursue our business plan. As of April 30, 2011 we had cash on hand of $6,696 and a working capital deficit $42,800. We estimate we will require approximately $6,000,000 during the next twelve months to fund development costs, corporate overhead and payment of debt. As such, we estimate that we will need to raise additional funds to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

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

Our audited financial statements contained in this annual report do not contain financial results of JHE or pro forma financial information.  We do not anticipate that JHE's operational results would affect our going concern qualifications.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. The current level of oil and gas production from our assets is not sufficient to completely fund our budget going forward, such that we will require additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on the success in developing the properties we have an interest in and our ability to acquire new assets. If the properties do not attain sufficient revenues or do not achieve profitable operations, our business may fail.

JHE had limited operations and limited revenue. From January 1, 2011 to May 2011, JHE's average monthly revenue was approximately $125,000.  We are in the process of completing audits on the financial statements for JHE and intend to file such statements in accordance with Item 9.01 of Form 8-K on or about September 1, 2011. Revenues from JHE operations will not be sufficient to fund our working capital and contractual obligations during the fiscal year that ends April 30, 2012.

Oil and gas resources on all properties may not continue to be commercially viable, which would cause our business to fail.

We may not be able to achieve commercial production at a level that will be sufficient to pay drilling and completion costs. In addition, the cost of drilling, completing and operating wells is often uncertain. Drilling operations on our properties or on properties we may acquire in the future may be curtailed, delayed or cancelled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit or a recovery of drilling, completion and operating costs. As a result, our business, results of operations and financial condition may be materially adversely affected.

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

Future oil and gas production from our properties is highly dependent upon the ability of oil and gas operators to find or acquire reserves.

In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent oil and gas operators conduct successful development activities or we acquire properties containing proved reserves, or both, our proved reserves, if any, will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in developing or acquiring additional oil ans gas reserves. The business of developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. The failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. In addition, we may not obtain additional proved reserves or be able to drill productive wells at acceptable costs, in which case our business would fail.

Oil and gas resources may contain certain hazards which may, in turn, create certain liabilities or prevent the resources from being commercially viable.

Our properties may contain hazards such as unusual or unexpected formations and other conditions. Projects on our properties may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills, against which we cannot or will not insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and/or result in personal injury. Costs or liabilities related to those events would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices are highly volatile, and a decline in oil and gas prices could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices and markets are highly volatile. Prices for oil and gas are subject to significant fluctuation, market uncertainty and a variety of additional factors. Our profitability will be substantially dependent on prevailing prices for gas and oil. The amounts of and prices obtainable for our oil and gas production may be affected by market factors beyond our control, such as:

●	the extent of domestic production;
●	the amount of imports of foreign oil and gas;
●	the market demand on a regional, national and worldwide basis;
●	domestic and foreign economic conditions that determine levels of industrial production;
●	political events in foreign oil-producing regions; and
●	variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry.

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

Properties in which we own an interest are subject to various federal, state and local laws and regulations. These laws and regulations govern safety, development, taxation and environmental matters that are related to the oil and gas industry. To conserve oil and gas supplies, regulatory agencies may impose price controls and may limit production. Certain laws and regulations require drilling permits, govern the spacing of wells and the prevention of waste and limit the total number of wells drilled or the total allowable production from successful wells. Other laws and regulations govern the handling, storage, transportation and disposal of oil and gas and any by-products produced in oil and gas operations. These laws and regulations could materially adversely impact our revenues.

Laws and regulations that affect oil and gas operators may change from time to time in response to economic or political conditions. Thus, they must also consider the impact of future laws and regulations that may be passed in the jurisdictions where our properties are located. We anticipate that future laws and regulations related to the oil and gas industry will become increasingly stringent and cause oil and gas operators to incur substantial compliance costs, which may adversely affect their operations.

The nature of the operations on our properties exposes us to environmental liabilities.

The operations on the properties can create the risk of environmental liabilities. Although we do not serve as an operator on our properties, our operating partners may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, which could potentially discharge oil or gas into the environment in any of the following ways:

●	from a well or drilling equipment at a drill site;
●	from a leak in storage tanks, pipelines or other gathering and transportation facilities;
●	from damage to oil or gas wells resulting from accidents during normal operations; or
●	from blowouts, cratering or explosions.

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

Our success depends, to a large extent, on our ability to attract and retain key management and personnel. As we develop additional capabilities and expand the scope of our business, we will require more skilled personnel. Recruiting personnel for the oil and gas industry is highly competitive. We may not be able to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan.

Our directors and officers may experience conflicts of interest which may detrimentally affect our profitability.

Some of our directors and officers are currently and may also become directors, officers, contractors, shareholders or employees of other companies engaged in oil and natural gas development. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will declare his interest and abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, and development of oil and natural gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Because of our lack of assets and geographic diversification, adverse developments in the operating area of our properties would adversely affect our results of operations.

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

We do not serve as operator on any JHE’s properties and therefore must rely on our operating partners.

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

Companies that develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, oil and gas operators may not be able to conduct the operations as planned. Oil and gas operators may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

●	water discharge and disposal permits for drilling operations;
●	drilling bonds;
●	drilling permits;
●	reports concerning operations;
●	air quality, noise levels and related permits;

●	spacing of wells;
●	rights-of-way and easements;
●	unitization and pooling of properties;
●	gathering, transportation and marketing of oil and natural gas;
●	taxation; and
●	waste transport and disposal permits and requirements.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect the cost of operations of our properties or our ability to execute our plans on a timely basis.

Due to drilling activity increases, a general shortage of drilling rigs, equipment, supplies and personnel has developed. As a result, the costs and delivery times to oil and gas operators of rigs, equipment, supplies or personnel are substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling rigs, equipment, supplies or personnel could delay or adversely affect the development operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the stock market in general and the market for natural gas and oil development companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to default on our debt obligations and forfeit our property interests or to reallocate funds from other planned uses.  Either of these would have a significant negative effect on our business plans and operations, including our ability to acquire new property interests or fund our obligations for development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

We may be deemed a shell company which could affect liquidity in our common stock

Prior to our acquisition of JHE, we were engaged in the business of on-line customer support and software development. Due to the downturn in the economy arising out of the debt crisis and increased competition, we had very limited success developing clients to purchase our systems and failed to raise sufficient capital to effectively implementing our business plan. As a result, we examined opportunities to diversify our business including complementary technology businesses and resource based business including oil and gas business opportunities. As a result, we may have been deemed a “shell company.” A shell company is defined as a registrant “that has: (1) no or nominal operations; and (2) either: (i) no or nominal assets; (ii) assets consisting solely of cash an cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.” If we are deemed a shell company there will be (i) additional restrictions on the resale of restricted shares, (ii) additional disclosure required on an acquisition and (iii) increased cost related to disclosure and reporting compliance. On July 25, 2011 we received a comment letter dated June 30, 2011 from the SEC related to our Form 8-K filed on June 21, 2011, requesting that we amend the Form 8-K to provide information required by shell companies. Although we do not believe we are a shell company and intend to respond to the SEC as such, the SEC may take a contrary view as to our shell company status.

If we are deemed a shell company, we will file a Form 8-K with Form 10 level disclosure in connection with the JHE Acquisition, including audited financial statements of JHE (which was due within four business days of the acquistion).  In addition, for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock.

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

Bullard Prospect (Scurry County, TX) is a producing oil/gas field located in Scurry County, Texas which is located in the Permian Basin in West Texas. The Company owns a 1.25% - 2.50% working interest (0.9375% - 2.08333% net revenue interest) in four oil/gas producing wells and one salt water disposal well out of the Clear Fork and Glorietta formations at an approximate depth of 3,800 to 3,900 feet.  Further, the operator may drill in 5-6 more locations in the Bullard Prospect in the next 12 months. As of January 3, 2011, the operator had identified approximately 6-10 undeveloped locations in the Bullard Prospect. The Company has interests in wells located in the Bullard Prospect operated by Unitex Oil & Gas, an affiliate of CML Exploration, LLC. The Company holds interests in 3,104.19 gross acres, 2,862.69 of which is undeveloped, and 75.3359 net acres, 71.5671 of which is undeveloped.

TXL Extension (Crane County, TX) is a producing oil/gas field located in Crane County, Texas, which is located in the Permian Basin in West Texas. The Company has interests in wells located in the TXL Extension operated by CML Exploration, LLC. The Company owns a 1.00% working interest (0.75% net revenue interest) in two wells producing out of the Wolfcamp formation at an approximate depth of 8,000 to 9,000 feet. The Company holds interests in 80.00 gross acres and 0.8000 net acres in the TXL Extension.

Eagle Ford Shale

The Eagle Ford Shale is located in South Texas.  The formation produces from various depths between 4,000 and 12,000 feet. The Eagle Ford Shale takes its name from the town of Eagle Ford Texas where the shale outcrops at the surface in clay form. The Eagle Ford is a booming shale play.

The Eagle Ford Shale is a geological formation directly beneath the Austin Chalk limestone and it is considered to be the “source rock”, or the original source of hydrocarbons that are contained in the Austin Chalk.

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

Pearsall Prospect

The Pearsall field was originally discovered in the 1930’s and is part of a major oil-producing trend that stretches from near the Texas/Mexico border to the Texas/Louisiana border. The majority of the Company’s wells in the Pearsall Prospect are operated by CML Exploration, LLC. Chesapeake Energy Corporation (“Chesapeake”) also operates some of the Company’s assets in the Pearsall Prospect. The Company owns a 0.24% - 5.00% working interest (0.17% - 3.75% net revenue interest) in 18 oil wells producing out of the Austin Chalk and Buda formations at an approximate depth of 6,000 to 7,100 feet. The Company holds interests in gross acres of 36,687.53 and net acres of 90.2365 in the Pearsall Prospect. Oil and natural gas production from this area is 40 degrees-gravity oil and 1200-1600 BTU natural gas. The Company also owns interests in various non-producing overriding royalty interest in the Eagle Ford Shale, which is a deeper, productive formation located in the same geographic area.

Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 9 wells have been, or are currently being drilled on the aforementioned asset.  In addition, the Company owns a 1.0% overriding royalty interest in 3,200 acres operated by Chesapeake.

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

The Company owns a 2.75% working interest (2.00% - 2.10% net revenue interest) in two gas wells producing out of the Frio and Miocene Mountain formations at an approximate depth of 4,400 to 6,000 feet. The Company’s wells located in the Nursery Prospect are operated by CML Exploration, LLC. The Company holds interests in 80.00 gross acres and 2.2000 net acres in the Nursery Prospect.

Madisonville Woodbine Prospect

Madisonville Woodbine Prospect (Grimes and Madison Counties, TX) is a producing oil field located south of Madisonville, Texas. The Company owns a 0.00% - 2.90% working interest (0.019% - 2.90% net revenue interest) in five oil wells producing out of the Woodbine formation at an approximate depth of 7,800 to 9,000 feet. The Company acquired these interests via its acquisition of JHE.  JHE had received its mineral interest and working interest in the Madisonville Woodbine Prospect through perpetual mineral deeds. The Company’s wells located in the Madisonville Woodbine Prospect are operated by CML Exploration and Woodbine Acquisition Corp, formerly PetroMax Operating. The Company holds interests in 3,466.23 gross acres and 43.9655 net acres in the Madisonville Woodbine Prospect. The Company owns approximately a 5.0% net revenue interest in the Oltmann Unit #1.  Oil and natural gas production from this area is 40 degrees -gravity oil and 1200-1400 BTU natural gas. The Company also owns an interest in WAC’s Camp #1 well which is undergoing completion and in several undeveloped horizontal Woodbine locations.

EnCana Hilltop Bossier Field

EnCana Hilltop Bossier Field (Robertson County, TX) is a producing gas field located west of Centerville Texas, in east Texas. The Company owns a 0.41% - 3.76% working interest (0.32% - 2.73% net revenue interest) and 0% - 0.59% mineral interest in five gas wells producing out of the Bossier formation at an approximate depth of 11,000 to 12,500 feet. The Company owns this interest by virtue of a perpetual mineral interest and royalty interests in the six wells.  Deep Bossier wells intersect shale and sandstone formations that are between 2,000 and 3,000 feet thick. The Company obtained its perpetual mineral interest from one of the original mineral owners. The Company’s wells in the EnCana Hilltop Bossier Field are operated by EnCana Oil & Gas (USA), Inc. The Company holds interests in  1,628.42 gross acres and 9.8790 net acres in the EnCana Hilltop Bossier Field.

Giddings Field

Giddings Field (Fayette and Lee Counties, TX) is a producing oil field across several counties in South Central Texas. The Giddings field was rapidly exploited in the 1970’s and eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana. The primary producing reservoir is the Austin Chalk which produced over 1 Billion BOE through vertical development and then underwent massive horizontal development beginning in the early 1990’s, with secondary production from the Taylor and deeper Buda and Georgetown formations. The Company owns a 0.00% - 3.00% working interest (0.76% - 2.28% net revenue interest) in seven oil wells producing out of the Austin Chalk formation at an approximate depth of 7,800 to 9,000 feet. The Company’s wells in Giddings field are operated by Leexus Oil LLC. The Company holds interests in 1,766.13 gross acres and 54.2493 net acres in Giddings field.

Delivery Commitments

The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Competition

The oil and gas industry is intensely competitive, particularly with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise, and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. Currently, access to additional drilling equipment in certain regions is difficult.

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

The prices received for domestic production of oil and natural gas have been volatile and have resulted in increased demand for the equipment and services that we need to drill, complete and operate wells. Shortages have developed, and we have seen an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells. If oil and natural gas prices remain high relative to historical levels, we anticipate that the recent trends toward increasing costs and equipment shortages will continue.

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

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November, 2010 and it became final and non-appealable in December, 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed and Orbis Energy, Ltd. (“Orbis”) has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

The parties consider the lawsuits to be a nuisance and Circle Star does not believe the Landers #1 litigation to be material due to Orbis’ agreement to indemnify, hold harmless and defend at its sole cost and expenses, Circle Star and its respective successors and assigns from any and all claims and/or costs associated with these lawsuits or any other claim which might be made against the interests that are subject to such litigation.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

The Company is traded on the OTCBB under the ticker symbol “CRCL.”  The Company had previously been trading under the symbol “DTLV” but changed its ticker symbol to “CRCL” effective July 1, 2011.

PERIOD	LOW ($)	HIGH ($)
Fourth Quarter 2010	0.005	0.005
First Quarter 2011	0.005	0.005
Second Quarter 2011	0.005	0.1
Third Quarter 2011	0.1	0.13
Fourth Quarter 2011	0.13	0.50
First Quarter 2012	0.5	2.25

Data on the Company’s share price is not available prior to April 26, 2010.

The closing price per share for our common stock on July 26, 2011, as reported by the OTCBB was $2.25.

Holders of our Common Stock

On July 27, 2011 the shareholders’ list of our common stock had 25 registered shareholders and 28,750,000 shares outstanding. This amount does not include the exercise of options and warrants.

At April 30, 2011, the Company had 41,400,000 shares of common stock issued and outstanding. Subsequent to April 30, 2011, the Company issued (i) 4,800,000 shares of common stock under a private placement that closed on June 15, 2011, (ii) 1,000,000 shares of common stock as the Consideration Shares under the Purchase Agreement, (iii) 600,000 shares of common stock to the Edsels and (iv) 500,000 shares of common stock under the Employment Agreement. Felipe Pati, a former sole officer and director of the Company, contributed 19,550,000 shares of common stock as a capital contribution.

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

Recent Sales of Unregistered Securities

During the period covered by this annual report subsequent to year end and up until July 26, 2011, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the Securities Act of 1933, as amended, which transactions were previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K: (i) On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013; (ii) 1,000,000 shares of common stock to High Plains as part of the JHE Acquisition; (iii) 600,000 shares of common stock to the Edsels as part of the JHE Acquisition; and (iv) 500,000 shares of common stock to G. Jonathan Pina under the Employment Agreement.

Contribution/Cancellation of Shares of Common Stock

On July 7, 2011, the Company and Felipe A. Pati, a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Mr. Pati contributed 19,550,000 shares of common stock of the Company as a capital contribution to the Company. The Company and Mr. Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s expanded business strategy. The Contribution Agreement was included as part of a Current Report on Form 8-K as Exhibit 10.1 filed with the SEC on July 12, 2011 and is hereby incorporated by reference into this Annual Report on Form 10-K.

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

On June 16, 2011, the Company completed the Acquisition of JHE in accordance with terms of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company acquired all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE owns royalty, non-operated working interests and mineral interests in certain oil and gas properties in Texas (the “JHE Oil and Gas Properties”). The JHE Oil and Gas Properties include producing wells in the TXL Extension, Crane County, TX (0.01 working interest and 0.0075 revenue interest in two wells); Bullard Prospect, Scurry County, TX (0.0125 – 0.025 working interest and 0.009375 – 0.0208333 revenue interest in four producing wells and one salt water disposal well); Nursery Prospect, Victoria County, TX (0.0275 working interest and 0.020 – 0.021 revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.0024 - 0.05 working interest and 0.0017 – 0.0375 revenue interest in 18 wells); Madison Woodbine, Grimes and Madison Counties, TX (0 - 0.029 working interest and 0.00019 – 0.029 revenue interest in five wells); EnCana Hilltop Bossier Field, Robertson County, TX (0.004146 – 0.03764 working interest, 0.003192 – 0.027265 net revenue interest, and 0.00 – 0.005906 mineral interest in five wells) and Giddings Field, Fayette and Lee Counties, TX (0 - 0.03 working interest and 0.0076 – 0.0228 revenue interest in seven wells).

See Item 1 “Overview of the Company” for more information on activities since the end of the fiscal year.

Results of Operations

Revenues

We had no revenues for the period from May 21, 2007 (date of inception), through April 30, 2011.

On June 16, 2011, we acquired JHE which holds royalty, non-operated working interests and mineral interests on properties operated by others. We anticipate that JHE will continue to receive revenue from these assets on a monthly basis.  JHE’s interests are non-operated interest and revenue is dependent on production and the operations of third parties for which we may have little control.

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

Subsequent to April 30, 2011, we acquired JHE, hired a Chief Financial Officer, established an office in Texas, engaged consultants to assist us with our administration and operations and expanded our business strategy to develop oil and gas properties. We anticipate that operating expenses will significantly increase during the remainder of the fiscal year ending April 30, 2012 as a result of these changes. We also anticipate that we may hire additional employees and acquire additional assets, which are expected to increase operational expenses.

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

Subsequent to April 30, 2011, we acquired JHE and expanded our business strategy. We expect that losses will increase in future periods as our operations and expenses increase and until we receive significantly increased revenues from our oil and gas properties.

Purchase or Sale of Equipment

To date there have not been any purchases or sales of equipment. We anticipate that we will acquire equipment as we establish our office in Houston, Texas. We may acquire other equipment in connection with our oil and gas business.

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

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

The following contractual obligations chart is based on obligations as of May 1, 2011.  Contractual obligations of less than 1 year are obligations payable between May 1, 2011 through April 30, 2012, a portion of which has been paid prior to July 31, 2011.  Contractual obligations of 1-3 years are obligations payable between May 1, 2012 and April 30, 2014.

Contractual Obligations	Less than 1 year	1-3 years
Long Term Debt Obligations Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$5,000,000	$1,500,000
Purchase Obligations

Consulting fees Pimuro Capital Partners Inc. (ii)

Salary payments to G. Jonathan Pina (iii)

Consulting Agreement with Big Sky Management (iv)

Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC

	$140,000 $144,677 $125,000 $124,000	$215,323 $25,000 $48,000
Total	$5,533,677	$1,788,323
(i) The Promissory note is payable in the following installments: $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) Monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.

(iii) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(iv) Monthly installments of $12,500 for a one-year term, beginning July 1, 2011.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve, beginning August 1, 2011.

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

Due to this doubt about our ability to continue as a going concern, management was open to new business opportunities which may prove more profitable to the shareholders of the Company.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but have been more successful as a result of the expanded business strategy. However, we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue operations, our business may fail and our stockholders may lose some or all of their investment.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 27, 2011, except as to number of authorized common shares on the balance sheet, as to which the date is August 15, 2011

CIRCLE STAR ENERGY CORP.
(FORMERLY DIGITAL VALLEYS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF APRIL 30, 2011 AND 2010

	2011	2010
Assets
Current Assets
Cash	$6,696	$2,840
Prepaid expenses	99	250
Total Current Assets	6,795	3,090

Total Assets	$6,795	$3,090

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$25,074	$11,501
Due to related party	24,521	2,671
Total Current Liabilities	49,595	14,172

Total Liabilities	49,595	14,172

Stockholders’ Equity (Deficit)
Common stock, 100,000,000, par value $0.001 shares authorized; 41,400,000 common shares issued and outstanding	41,400	2,300
Additional paid in capital	13,600	52,700
Deficit accumulated during the development stage	(97,800)	(66,082)
Total Stockholders’ Equity (Deficit)	(42,800)	(11,082)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,795	$3,090

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

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on the Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. See, “Management’s Remediation Initiatives.”

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

In July 2011, we hired a Chief Financial Officer and have therefore split the duties that were previously all concentrated in one officer. In June 2011, we increased the size of the Board to two directors and appointed an outside director. We plan to appoint additional outside directors in order to have a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

S. Jeffrey Johnson

Mr. Johnson was the founder, Chairman and CEO of Cano Petroleum, Inc. from 2004-2011, initially an OTC listed company which moved to the NYSE/Amex in 2005. Jeff was CEO of Scope Operating Company from 1998-2004 and was the founder and CEO of Acumen Resources, Inc. from 1993-1998. From 1989-1993, he was Vice President of Touchstone Capital. Mr. Johnson is the managing member of High Plains Oil, a private oil and gas company he founded in April 2011. He currently serves on the Advisory Board of Planet Resource Recovery, an EOR service company and on the Board of Directors of Y2M (Young Men Moving), a non-profit organization established to mentor young men who may not have positive male role models in their daily life. Mr. Johnson also previously served on the NYSE/Amex Listed Company Counsel.

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

Audit Committee

We do not have an audit committee at this time.  The Board has a whole acts as the audit committee. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company has not previously seen the need to retain an independent director who would qualify as an "audit committee financial expert" as prior to June 2011, the Company's management consisted of a sole officer and director and had limited funds to retain an "audit committee financial expert." The Company's operations, Board of Directors and executive team has recently expanded and the Board is considering whether the appointment of an audit committee financial expert is warranted.

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics to date, as prior to June 2011, the Company's management consisted of a sole officer and director. The Company's operations, Board of Directors and executive team has recently expanded and the Company intends to adopt a code of ethics shortly.

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

On June 16, 2011, the Company completed the acquisition of JHE in accordance with terms of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company acquired, effective on the Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE was wholly owned by S. Jeffrey Johnson who was elected to the Board of Directors of the Company, subsequent to the Acquisition, on June 16, 2011.   S. Jeffrey Johnson was appointed as Chairman of the Board on July 6, 2011. As part of the Acquisition, High Plains, which was wholly owned by S. Jeffrey Johnson was issued 1,000,000 shares of common stock of the Company and the Company paid the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. in connection with the High Plains Acquisition. Mr. Johnson was at arms length to the Company prior to his appointment as a director.

On July 6, 2011, David Brow, a director and officer of the Company, was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

In addition, as part of the Acquisition, the Company is required to pay Pimuro, a consultant who advised High Plains with regards to the High Plains Acquisition and the Purchase Agreement, the fees, commissions, and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement, payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties. G. Jonathan Pina, the current Chief Financial Officer of the Company, is a former managing director of Pimuro Capital Partners, LLC. G. Jonathan Pina, was appointed as Chief Financial Officer of the Company on July 11, 2011. Mr. Pina was at arms length to the Company prior to his appointment as Chief Executive Officer.  See “Item 11 Executive Compensation.”

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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

August 15, 2011	By:	/s/ David Brow
David Brow
President, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ David Brow	President, Secretary, and Director	August 15, 2011
David Brow	(Principal Executive Officer)

/s/ S, Jeffrey Johnson	Director, Chairman	August 15, 2011
S. Jeffrey Johnson

/s/ G. Jonathan Pina	Chief Financial Officer	August 15, 2011
G. Jonathan Pina	(Principal Financial Officer)