Form 10-Q
period 2011-07-31
CIRCLE STAR ENERGY CORP.
filed 2011-09-19
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to

Commission file number: 000-52372

CIRCLE STAR ENERGY CORP.
 (Exact name of registrant as specified in its charter)
Nevada	30-0696883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Milam Street, Suite 2300
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 651-0060
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒  No

Number of common shares outstanding at September 15, 2011: 30,290,000

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED BALANCE SHEETS (unaudited)

	July 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$135,574	$6,696
Trade accounts receivable	228,609	-
Prepaid expenses	6,251	99
Total Current Assets	370,434	6,795

OTHER ASSETS:
Investment in partnership	134,334	-
Oil and gas properties, net	3,162,258	-
Total Other Assets	3,296,592	-
Total Assets	$3,667,026	$6,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$173,907	$25,074
Salaries and taxes payable	11,581	-
Due to related party	24,521	24,521
Interest payable	46,105	-
Seller note payable	5,517,536	-
Total Current Liabilities	5,773,650	49,595

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000, par value $0.001 shares authorized, 28,750,000 and 41,400,000 common shares issued and outstanding, respectively	47,800	41,400
Additional paid in capital	1,607,200	13,600
Accumulated Deficit	(3,761,624)	(97,800)
Total Stockholders' Deficit	(2,106,624)	(42,800)

Total Liabilities and Stockholders' Deficit	$3,667,026	$6,795

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Revenues
Oil sales	$143,215	$-
Gas sales	73,078	-
Total Revenues	216,293	-

Operating Expenses
Lease operating expense	8,798	-
Production taxes	17,796	-
Depreciation, depletion, and amortization	38,974	-
Other operating expenses	144	-
Impairment charges	3,397,693
Dry hole/abandonment costs	2	-
General and administrative expenses	267,348	8,114
Total Operating Expenses	3,730,755	8,114
Loss from Operations	(3,514,462)	(8,114)
Other Income (Expense):
Interest expense	(76,927)	-
Net Loss	$(3,591,389)	$(8,114)

Net Loss Per Share: Basic	$(0.09)	$(0.00)

Net Loss Per Share: Diluted	$(0.09)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic	39,714,674	41,400,000

Weighted Average Number of Shares Outstanding: Diluted	42,195,109	41,400,000

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, May 21, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder for cash	28,800,000	1,600	18,400	-	20,000

Private placement	12,600,000	700	34,300	-	35,000

Net loss for the period ended April 30, 2008	-	-	-	(7,367)	(7,367)

Balance, April 30, 2008	41,400,000	2,300	52,700	(7,367)	47,633

Net loss for the period ended April 30, 2009	-	-	-	(45,240)	(45,240)

Balance, April 30, 2009	41,400,000	2,300	52,700	(52,607)	2,393

Net loss for the period ended April 30, 2010	-	-	-	(13,475)	(13,475)

Balance, April 30, 2010	41,400,000	2,300	52,700	(66,082)	(11,082)

Stock split - 18:1	-	39,100	(39,100)	-	-

Net loss for the period ended April 30, 2011	-	-	-	(31,718)	(31,718)

Balance, April 30, 2011	41,400,000	41,400	13,600	(97,800)	(42,800)

Net loss for the first quarter ended July 31, 2011	-	-	-	(3,591,389)	(3,591,389)

Partner Distributions	-	-	-	(72,435)	(72,435)

Common stock issued for cash	4,800,000	4,800	1,195,200	-	1,200,000

Stock issued to HP Oil for JHE purchase	1,000,000	1,000	249,000	-	250,000

Stock issued to Edsels for JHE purchase	600,000	600	149,400	-	150,000

Cancellation of contributed shares	(19,550,000)	-	-	-	-

Issuance of shares to employees	500,000	-	-	-	-

Balance, July 31, 2011	28,750,000	$47,800	$1,607,200	$(3,761,624)	$(2,106,624)

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Cash flows from operating activities
Net loss for the period	$(3,591,389)	$(8,114)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities
Depreciation expense	38,974	-
Impairment charge	3,397,693	-
Changes in operating assets and liabilities
Trade accounts receivable	39,467	-
Prepaid expenses	(3,974)	(197)
Accounts payable	63,843	(3,001)
Salaries and taxes payable	11,581	-
Interest payable	46,105	-
Due to stockholder	-	8,500
Net cash provided by (used in) operating activities	2,300	(2,812)
Cash flows from investing activities
Purchase of JHE assets	(1,000,000)	-
Cash acquired	4,603	-
Cash from investment	3,270	-
Capital expenditures	(8,860)	-
Net cash used in investing activities	(1,000,987)	-
Cash flows from financing activities
Partner distributions	(72,435)	-
Proceeds from the issuance of common stock	1,200,000	-
Net cash provided by financing activities	1,127,565	-
Net increase (decrease) in cash	128,878	(2,812)
Cash
Beginning of period	6,696	2,840
End of period	$135,574	$28
Supplemental Cash Flow Information:
Cash paid for interest	$30,822	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued for acquisition of JHE assets	$400,000	$-
Promissory note assumed for acquisition of JHE assets	$7,500,000	$-

CIRCLE STAR ENERGY CORP.
 (FORMALLY DIGITAL VALLEYS CORP.)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Circle Star Energy Corp. (the “Company” or “Circle Star”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for the year ended April 30, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2011 annual report on Form 10-K, as amended, have been omitted.

Income or Loss per Share
Basic income or loss per common share is net income or loss available to common stockholders divided by the weighted average of common shares outstanding during the period.  Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money common stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of common stock options. The total number of potentially dilutive securities at July 31, 2011 was 4,900,000. There were no potentially dilutive securities outstanding at July 31, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.

The Company's activities to date have been supported by both equity and debt financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $3,761,624 as of July 31, 2011.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value.  This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended.  The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either- a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI.  The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted.  The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Circle Star and our wholly-owned subsidiary, JHE Holdings, LLC (“JHE” or “Subsidiary”).

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates under different assumptions and conditions.  Significant estimates are required for proved oil and gas reserves which may have a material impact on the carrying value of oil and gas properties.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operations.  We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected, could have a material impact on our results of operations or financial condition.

NOTE 5 — ACQUISITIONS

On June 16, 2011, Circle Star Energy, Inc. acquired all of the membership interests in JHE from High Plains Oil, LLC (“HPO”), effective as of June 1, 2011, for consideration including 1,000,000 shares of its common stock, a retained profit interest in existing properties valued at $404,101, and the assumption of a promissory note in the aggregate amount of $7,500,000, and 600,000 shares to the Edsels, as defined in Note 9.

As a result of the acquisition, JHE’s assets and liabilities were adjusted to their fair values at the acquisition date. No adjustments were made to JHE’s assets and liabilities other than oil and gas properties and the interest in JHE Energy Interests (JHE Units) units as their carrying value approximated fair value at the date of acquisition. As the consideration paid exceeded the fair value of JHE’s net assets, an impairment charge totaling approximately $3.4 million was recorded at the acquisition date. The calculation of the impairment charge follows:

Fair value of oil and gas properties	$3,596,473
Investment in JHE Energy Interests	137,604
Note to Edsels, discounted at 28%	(5,517,536)
Cash payment at closing	(1,000,000)
Retained profit interest to HPO (nets with oil and gas properties)	(404,101)
Fair value of equity shares granted to sellers	(400,000)
Working capital acquired	189,867
Impairment charge	$(3,397,693)

The following unaudited pro forma summarized statements of income for the quarter ended July 31, 2011, which reflects our acquisition of JHE on June 1, 2011, was derived from the unaudited financial statements of Circle Star as of and for the quarter ended July 31, 2011 and the unaudited financial data of JHE as of and for the quarter ended July 31, 2011. The unaudited pro forma financial information for the quarter ended July 31, 2011 was prepared as if the transaction occurred on May 1, 2010.   If the acquisition had been completed on the dates assumed in the pro forma statements of income, the combined company might have performed differently.  The unaudited pro forma condensed combined statements of income are presented for illustrative purposes only and do not reflect the impact of possible cost savings and operational efficiencies. You should not rely on the pro forma financial information as an indication of the financial position or results of operations that the combined company would have achieved had the acquisition taken place earlier or the future results that the combined company will achieve.

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010

Total operating revenue	$340,405	$31,866
Total operating costs and expenses	96,960	60,314
Operating income (loss)	243,445	(28,448)
Interest expense and other	(131,640)	(41,791)
Net income (loss) attributed to common stockholders	$111,805	$(70,239)
Loss per common share, basic	$0.03	$(0.00)
Loss per common share , fully diluted	$0.03	$(0.09)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

Accounting standards require companies to record a liability relating to the retirement of tangible long-lived assets.  When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.  As of July 31, 2011, management has evaluated its liability associated with its oil and gas properties and has determined it to be insignificant.

NOTE 7 — NOTES PAYABLE

A note payable to the Edsels in the amount of $7,500,000 was made by the Company for the purchase of JHE Holdings, which was disclosed in the 8-K filed on June 21, 2011.  Upon closing of the transaction on June 16 and effective June 1, the note was reduced to $6,500,000 as a result of the payment of the initial installment of $1,000,000 to the Edsels.  The remaining installment payments due under the note are payable as follows: $1,500,000 on September 1, 2011; $2,000,000 on December 1, 2011; $1,500,000 on March 1, 2012; and 1,500,000 on June 1, 2012.  The note bears simple interest at 5.0%, which is payable quarterly.  In accordance with fair value accounting resulting from an acquisition, the note was discounted, after payment of the initial installment of $1,000,000, using a rate of 28%, resulting in a fair value of $5,517,536.

NOTE 8 — RELATED PARTY TRANSACTIONS

As at July 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

NOTE 9 — SHAREHOLDERS’ EQUITY

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

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among High Plains Oil, LLC, Nevada limited liability company (“HPO”), and JHE Holdings, LLC, a Texas limited liability company (“JHE”), pursuant to which the Company acquired all of the membership interests in JHE from High Plains (the “Acquisition”).  In consideration for the acquisition of JHE, the Company agreed to:

(a) issue 1,000,000 shares of its common stock to High Plains (the “Consideration Shares”);

(b) pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the acquisition of JHE by High Plains from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the “High Plans Acquisition”);

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

(d) undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE.

On July 6, 2011, David Brow, the then sole officer of the Company, was granted 100,000 stock options under the Company’s 2011 Stock Option Plan at an exercise price of $0.50 and vesting immediately.

NOTE 10 — SUBSEQUENT EVENTS

On August 17, 2011, the Company closed a private placement of shares (the “Shares”).  Under the terms of the private placement, the Company issued 1,540,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act. The Shares were not, and will not be, registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

The Company received an extension from the Edsels pursuant to the $1,500,000 payment due September 1, 2011 until September 15, 2011.  Full payment of the September 1 payment in the amount of $1,500,000 was made prior to September 15, 2011.  On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note.

The Notes were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Notes were not registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Notes were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report on Form 10-Q, and unless otherwise indicated, the terms “we,” “us,” “our,” “Circle Star” and the “Company” refer to Circle Star Energy Corp. All dollar amounts in this quarterly report on Form 10-Q are expressed in U.S. dollars unless otherwise indicated.

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report on Form 10-Q. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K and Form 10-K/A for our fiscal year ended April 30, 2011, filed with the SEC on July 29, 2011 and August 16, 2011, respectively.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this quarterly report on Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Business Overview

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

In June 2011, the Company changed its focus and undertook an acquisition of interests in oil and gas producing properties. On June 2, 2011, David Brow replaced Felipe Pati, as the sole officer of the Company and was appointed as the President, Treasurer and Secretary. On June 6, 2011, David Brow was elected as the sole director of the Company at the annual and special meeting of the shareholders. At the annual and special meeting, the shareholders voted in favor of changing the name of the Company to Circle Star Energy Corp. and amending and restating the bylaws of the Company.

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

(b) pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the acquisition of JHE by High Plains from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the “High Plans Acquisition”);

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

In addition, the JHE Oil and Gas Properties include mineral interest and non-operated working interest rights in various oil and gas properties. See “Oil and Gas Properties” below.

County and Well Production Information

Texas County	Production Wells	Net Well Count
Crane	2.00	0.02
Dimmit	7.00	0.05
Fayette	6.00	0.14
Grimes	3.00	0.02
Lee	1.00	0.02
Madison	2.00	0.06
Robertson	5.00	0.04
Scurry	4.00	0.07
Victoria	2.00	0.04
Zavala	11.00	0.03
Total*	43.00	0.50

*Does not include interests in saltwater disposal wells.

Pursuant to the Amended Pledge Agreement, the Company, effective as of the Effective Date, pledged 100% of the membership interests in JHE to the Edsels, including all rights and assets relating to such membership interests, as security for the payment and satisfaction of the Company’s obligations under the Promissory Note. Further, pursuant to the Amended Pledge Agreement, following payment of all accrued and unpaid interest, together with at least fifty percent (50%) of the original principal amount of the Promissory Note, as each subsequent payment of principal is made by the Company to the Edsels under the Promissory Note, a corresponding undivided portion or percentage of the JHE Oil and Gas Properties, as calculated in accordance with Amended Pledge Agreement, shall vest in the Company and be released from the transfer restrictions under the terms of the Amended Pledge Agreement. Until such time as the Promissory Note is paid in full and all of the Company’s obligations and liabilities thereunder have been satisfied, the Edsels shall continue to hold a security interest over that portion or percentage of the membership interests that remain unvested. Accordingly, if the Company defaults on its payment obligations under the Promissory Note, prior to the vesting in full of all of the membership interests, the Edsels shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

The JHE Oil and Gas Properties constitute material assets of the Company such that if the Company defaults under the Promissory Note and the Edsels satisfy the Company’s obligations under the Promissory Note by selling the unvested portion of the membership interests, the Company may lose all or a portion of the JHE Oil and Gas Properties. In accordance with terms of the Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note. The Promissory Note had a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum. Following the payment of $1,000,000 at closing, the Promissory Note contemplates payments of $1,500,000, on September 1, 2011 which has been paid, $2,000,000 on December 1, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012. The Company does not currently have sufficient cash to make the next installment payment under the Promissory Note of $2,000,000 on December 1, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note, the Company will need to obtain additional financing, through the issuance of equity or debt. There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

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

Oil and Gas Development Business

During the quarter covered by this 10-Q, we acquired JHE, which holds interests on properties operated by others, including royalty, non-operated working interests and mineral interests.

The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the continued development of our assets and the acquisition of producing oil and natural gas properties.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the three	For the three
	months ended	months ended
	July 31, 2011	July 31, 2010

Revenue	$216,293	$-
Operating Expenses	$3,730,755	$8,114.00
Net Income (Loss)	$(3,591,389)	$(8,114.00)
Net Income (Loss) per Common share (Basic)	$(0.09)	$(0.00)
Net Income (Loss) per Common share (Diluted)	$(0.09)	$(0.00)
Weighted Average Number of Common Shares Outstanding (Basic)	39,716,674	41,400,000
Weighted Average Number of Common Shares Outstanding (Diluted)	42,195,109	41,400,000

BALANCE SHEET DATA	At July 31, 2011	At July 31, 2010

Working Capital (Deficiency)	$(5,403,216)		$(42,800)
Total Assets	$3,667,026		$6,795
Accumulated Deficit	$(3,761,624)	$
Shareholders’ Equity (Deficit)	$(2,106,624)		$(42,800)

Our historical results of operations may differ materially from our future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  See the heading “Forward-Looking Statements” above.

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Plan of Operation

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

Results of Operations

Three-month period ended July 31, 2011 compared to three-month period ended July 31, 2010

We earned $216,293 in revenues for the three months ended July 31, 2011 compared to nil in the three months ended July 31, 2010. We incurred operating expenses in the amount of $3,730,755 for the three months ended July 31, 2011, compared to $8,114 for the three months ended July 31, 2010.  Operating expenses for the three month period ended July 31, 2011 included: (a) professional fees of $255,316 ($7,132 for the same period in 2010), (b) general and administrative costs of $12,032 ($982 for the same period in 2010), (c) lease operating expenses of $8,798 (nil for the same period in 2010), (d) production taxes of $17,796 (nil for the same period in 2010), (e) depreciation, depletion, and amortization of $38,974 (nil for the same period in 2010), (f) other operating expenses of $144 (nil in the same period of 2010), and (g) impairment charges of $3,397,693 (nil for the same period in 2010).  The increase of $3,722,641 in operating expenses for the three months ended July 31, 2011 compared to July 31, 2010 is the result of costs incurred in the acquisition and operation of JHE Holdings, LLC which includes a one-time impairment charge of $3,397,693.

We incurred a net loss in the amount of $3,591,389 for the three months ended July 31, 2011, compared to $8,114 for the three months ended July 31, 2010.  Our increased loss was primarily attributable to operating costs of the newly acquired subsidiary JHE Holdings, LLC and a one-time impairment charge of $3,397,693 related to its acquisition.

Liquidity and Capital Resources

As at July 31, 2011, the Company had current assets of $370,434, consisting of $135,574 cash, $228,609 trade accounts receivable, and $6,251 prepaid expenses, and current liabilities of $5,773,650.  The current liabilities consist of trade accounts payable and accrued liabilities of $173,907, salaries and taxes payable, of $11,581, payable to related party of $24,521, interest payable of $46,105, and a $6,500,000 face value seller note payable discounted at 28% to $5,517,536. As of the Company’s year ended April 30, 2011, the Company had current assets of $6,795 and current liabilities of $49,595.  The increase in current liabilities between these two periods is primarily the result of the incurrence of a seller note payable related to the acquisition of JHE Holdings, LLC.

As at July 31, 2011, the Company had a working capital deficit of $5,403,216, compared to a deficit of $42,800 as at April 30, 2011. We estimate that cash requirements of approximately $1,408,000 will be required for development and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  Failure to raise needed financing could result in our having to discontinue our mining oil and gas development business.

As at July 31, 2011, we had a cumulative deficit of $3,761,624 compared to $97,800 as at April 30, 2011.  We expect to incur further losses during the remainder of our fiscal year ending April 30, 2012.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional capital beyond our current $1,408,000 estimate during the next twelve months.

We do not currently have any commitments to fund our capital requirements of approximately $7,129,500 over the next twelve months. Therefore, we need to raise approximately $7,129,500 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

During the period covered by this Quarterly Report, we acquired JHE under the terms of the Purchase Agreement. As consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note.  The Promissory Note has a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum.  Following the payment of $1,000,000 at closing of the Acquisition, the Promissory Note contemplates payments of $1,500,000 on September 1, 2011, $2,000,000 on December 1, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012.

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

The Company does not currently have sufficient cash to fund its working capital requirements or to make the next installment payment under the Promissory Note of $2,000,000 on December 1, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note and to fund its working capital requirements, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

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

The following contractual obligations chart is based on obligations as of August 1, 2011.  Contractual obligations of less than 1 year are obligations payable between August 1, 2011 through July 31, 2012, a portion of which has been paid prior to September 15, 2011.  Contractual obligations of 1-3 years are obligations payable between August 1, 2012 and July 31, 2014.

Contractual Obligations	Less than 1 year	1-3 years

Long Term Debt Obligations

Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$6,500,000

Purchase Obligations

Consulting fees Pimuro Capital Partners Inc. (ii)	$140,000

Salary payments to G. Jonathan Pina (iii)	$180,000	$170,322

Consulting Agreement with Big Sky Management (iv)	$137,500

Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC (v)	$172,000

Total	$7,129,500	$170,322

(i) The Promissory note is payable in the following installments: $1,500,000 on September 1, 2011, $2,000,000 on December 1, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) Monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.

(iii) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(iv) Monthly installments of $12,500 for a one-year term, beginning July 1, 2011.  With a thirty-day notice, either party may terminate the agreement.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve, beginning August 1, 2011. With a thirty-day notice, either party may terminate the agreement.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve, beginning August 1, 2011.

Going Concern Consideration

There is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates under different assumptions and conditions.  Significant estimates are required for proved oil and gas reserves which may have a material impact on the carrying value of oil and gas properties.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operations.  We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected, could have a material impact on our results of operations or financial condition.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended July 31, 2011, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this quarterly report, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), which transactions were previously disclosed in Annual Reports on Form 10-K or Current Reports on Form 8-K: (i) On June 15, 2011, the Company closed a private placement of units. Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit; each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013; (ii) 1,000,000 shares of common stock to High Plains as part of the JHE Acquisition and issued on June 16, 2011 ; (iii) 600,000 shares of common stock to the Edsels as part of the JHE Acquisition and issued on June 16, 2011; and (iv) 500,000 shares of common stock to G. Jonathan Pina pursuant to an employment agreement and issued on July 21, 2011.

See Item 2 of Part I – Management’s Discussion and Analysis of Financial Conditions and Results of Operations - for additional information on the JHE Acquisition.

Subsequent Issuance of Unregistered Securities
On August 17, 2011, the Company closed a private placement of shares (the “Shares”).  Under the terms of the private placement, the Company issued 1,540,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act. The Shares were not, and will not be, registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Shares were placed pursuant to exemptions from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and Section 4(2) thereof.

On September 2, 2011, the Company paid $400,000 of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note and received an extension from the Edsels to pay the balance of the payment on or before September 15, 2011.

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note.

The Notes were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Notes were not registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Notes were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

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

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 [Removed and Reserved.]

Not applicable.

Item 5.                 Other Information.

Subsequent events

The Board of Directors (the “Board”) of the Company increased the size of the Board to consist of three members and pursuant to Article 3, Section 9 of the Bylaws of the Company, Terry W. Dorris was appointed by the Board as a director of the Company, effective August 17, 2011, to fill the vacancy.

Mr. Dorris is currently employed by The Rudman Partnership of Dallas Texas ("TRP"),  which he joined in 2004. TRP was founded by the legendary Texas wildcatter M.B. “Duke” Rudman. As the second highest ranking executive officer, and a minority partner in the Rudman family’s real estate and oil & gas investment business, Mr. Dorris shares in the supervision of all TRP operations, employees and entities. During Mr. Dorris’ tenure at TRP, the firm has administered, owned, bought or sold oil & gas and real estate interests in 24 states, including approximately 2,100 oil and gas wells, and 17,000 acres of undeveloped real estate, as well as residential subdivisions, retail tracts, office buildings, and a surgical hospital in Frisco, Texas.

From 1999 to 2007, Mr. Dorris served as the sole independent Director of Rogue 3 Hospitality Leasing, Inc., formed to facilitate a $500 million motel property sale and lease-back financing transaction, between affiliates of Red Roof Inns, Inc. and Berkshire Hathaway Credit Corporation. In 2001, Mr. Dorris helped launch Cano Energy Corporation, and served as its Executive Vice President, General Counsel, and Secretary. From 1997 to 2000, Mr. Dorris held various positions with the Crescent Real Estate group, serving as a Vice President, General Counsel and Secretary of Crescent Operating, Inc. that operated a portfolio of assets of nearly $1 billion, after serving as the Assistant General Counsel of Crescent Real Estate Equities Company a publicly held real estate investment trust which owned a portfolio of assets with a value of over $4 billion.

Commencing in 1989 and up to 1997, Mr. Dorris engaged in private law practice in the Dallas/Fort Worth area providing legal counsel to a variety of businesses, including lending institutions, small oil and gas exploration, production and operating companies and their related securities firms, as well as real estate owners and operators. Mr. Dorris graduated from The University of Texas at Austin in 1985 with a B.B.A. in Management. Mr. Dorris received his M.B.A. and J.D. (with Honors) degrees from University of Memphis in 1989, where he also served as the Articles Editor for the Law Review.

Nominating Committee

There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s Board.

Item 6.                 Exhibits.

Exhibit	Description
3.1
Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Form of Series A 6% Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: September 19, 2011                                                 By: /s/ David Brow
David Brow, President
(Principal Executive Officer)

Dated: September 19, 2011                                                 By: /s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)