Form 10-Q
period 2011-10-31
CIRCLE STAR ENERGY CORP.
filed 2011-12-20
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to

Commission file number: 000-53868

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

Number of common shares outstanding at December 15, 2011: 30,190,000.

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED BALANCE SHEETS (unaudited)

	Oct 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$123,664	$6,696
Trade accounts receivable	199,983	-
Prepaid expenses	22,133	99
Total Current Assets	345,780	6,795

OTHER ASSETS:
Investment in partnership	134,334	-
Oil and gas properties, net	2,993,045	-
Total Other Assets	3,127,379	-
Total Assets	$3,473,159	$6,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,110	$25,074
Due to related party	24,521	24,521
Interest payable	60,673	-
Seller note payable, net of unamortized discount	4,594,011	-
Total Current Liabilities	4,701,315	49,595
Convertible notes payable, net of unamortized discount	1,145,881	-
Total Liabilities	5,847,196	49,595
STOCKHOLDERS' DEFICIT
Common stock, 100,000,000, par value $0.001 shares authorized, 30,190,000 and 41,400,000 common shares issued and outstanding at October 31, 2011 and April 30, 2011, respectively.	30,190	41,400
Additional paid in capital	4,227,766	13,600
Accumulated Deficit	(6,631,993)	(97,800)
Total Stockholders' Deficit	(2,374,037)	(42,800)

Total Liabilities and Stockholders' Deficit	$3,473,159	$6,795

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended Oct 31, 2011	Three Months Ended Oct 31, 2010	Six Months Ended Oct 31, 2011	Six Months Ended Oct 31, 2010
Revenues
Oil sales	$174,336	$-	$247,552	$-
Gas sales	119,341	-	262,419	-
Total Revenues	293,677	-	509,971	-

Operating Expenses
Lease operating expense	28,847	-	37,790	-
Production taxes	11,156	-	28,952	-
Depreciation, depletion, and amortization	191,738	-	270,164	-
Impairment charges	-	-	3,397,693	-
Dry hole/abandonment costs	-	-	2	-
General and administrative expenses	997,136	3,057	2,476,881	11,172
Total Operating Expenses	1,228,877	3,057	6,211,482	11,172
Loss from Operations	(935,200)	(3,057)	(5,701,511)	(11,172)
Other Expense:
Interest expense	(430,248)	-	(760,248)	-
Net Loss	$(1,365,448)	$(3,057)	$(6,461,759)	$(11,172)

Net Loss Per Share: Basic and Diluted	$(0.05)	$(0.00)	$(0.19)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,939,565	41,400,000	34,827,120	41,400,000

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Cash flows from operating activities
Net loss for the period	$(6,461,759)	$(11,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	270,164	-
Accretion of discount on note payable to seller	576,475	-
Accretion of discount on convertible notes payable	15,881	-
Employee stock compensation	1,872,955
Impairment charge	3,397,693	-
Changes in operating assets and liabilities
Trade accounts receivable	68,093	-
Prepaid expenses	(19,856)	250
Accounts payable	(87,953)	(392)
Interest payable	60,673	-
Due to stockholder	-	8,500
Net cash used in operating activities	(307,634)	(2,814)
Cash flows from investing activities
Purchase of JHE assets	(995,397)	-
Cash from investment	3,270	-
Capital expenditures	(70,836)	-
Net cash used in investing activities	(1,062,963)	-
Cash flows from financing activities
Partner distributions	(72,435)	-
Proceeds from the issuance of common stock	1,560,000	-
Payments on note issued to seller	(1,500,000)	-
Proceeds from convertible notes	1,500,000	-
Net cash provided by financing activities	1,487,565	-
Net increase (decrease) in cash	116,968	(2,814)
Cash
Beginning of period	6,696	2,840
End of period	$123,664	$26
Supplemental Cash Flow Information:
Cash paid for interest	$107,219	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued for acquisition of JHE assets	$400,000	$-
Promissory note assumed for acquisition of JHE assets	$5,517,536	$-

CIRCLE STAR ENERGY CORP.
 (FORMALLY DIGITAL VALLEYS CORP.)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

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

We have issued potentially dilutive instruments in the form of common stock options and warrants. The total number of potentially dilutive securities at October 31, 2011 was 4,900,000. There were no potentially dilutive securities outstanding at October 31, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

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

The Company's activities to date have been supported by both equity and debt financing. It has sustained losses in all previous reporting periods with an inception to date loss of $6,631,993 as of October 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders. There is no assurance the Company will be able to secure sufficient funding to fund future operations or meet existing debt obligations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Circle Star and our wholly-owned subsidiary, and JHE Holdings, LLC, a Texas limited liability company (“JHE” or “Subsidiary”).

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

We use the successful efforts method of accounting for oil and gas property acquisition, exploration, development and producing activities.  Acquisition costs, exploration well costs, and development costs are capitalized as incurred. Net capitalized costs of unproved property and exploration well costs are reclassified as proved property and well costs when related proved reserves are found. If an exploration well is unsuccessful in finding proved reserves, the capitalized costs are charged to expense. Other exploration costs, including geological and geophysical costs, and the costs of carrying unproved property are charged to expense as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.  Capitalized proved property acquisition costs are amortized by field using the unit-of-production method, based on proved reserves. Capitalized exploration well costs and development costs (plus estimated future equipment dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized similarly by field based on proved developed reserves. JHE accounts for its interest in the partnership using the equity method of accounting.

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. Awards that vest only upon achievement of performance criteria are recorded only when achievement of the performance criteria is considered probable. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. These models are highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards, the estimated volatility of our stock price, and the assessment of whether the achievement of performance criteria is probable.

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards also establish a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

•
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

•	Level 3 — Significant inputs to the valuation model are unobservable

Level 3 Classification

On June 16, 2011, Circle Star acquired all of the membership interests in High Plains Oil, LLC, Nevada limited liability company (“HPO”), effective as of June 1, 2011.  A note payable in the amount of $7,500,000 was made by the Company for the purchase of JHE, which was disclosed in the 8-K filed on June 21, 2011.  Upon closing of the transaction on June 16 and effective June 1, the note was reduced to $6,500,000 as a result of the payment of the initial installment of $1,000,000 to the seller.  In accordance with fair value accounting resulting from an acquisition, the note was discounted, after payment of the initial installment of $1,000,000, using a rate of 28%, resulting in a fair value of $5,517,536.  Oil and gas properties acquired were valued at $3,596,473 and the investment in JH Energy Interests at $134,334.

NOTE 6 — ACQUISITIONS

On June 16, 2011, Circle Star acquired all of the membership interests in JHE from HPO, effective as of June 1, 2011, for consideration including 1,000,000 shares of its common stock, a retained profit interest in existing properties valued at $404,101, and the assumption of a promissory note in the aggregate amount of $7,500,000, and 600,000 shares of the Company’s common stock.

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

Fair value of oil and gas properties	$3,596,473
Investment in JHE Energy Interests	137,604
Note payable, discounted at 28%	(5,517,536)
Cash payment at closing	(1,000,000)
Retained profit interest to HPO (nets with oil and gas properties)	(404,101)
Fair value of equity shares granted to sellers	(400,000)
Working capital acquired	189,867
Impairment charge	$(3,397,693)

These assets were acquired in accordance with and in an effort to advance the Company’s business plan.  The Company incurred transaction costs of $255,000 during the closing of this acquisition which were recorded as expense in the statement of operations.

The following unaudited pro forma summarized statements of operations for the six months ended October 31, 2011, which reflects our acquisition of JHE on June 1, 2011, was derived from the unaudited financial statements of Circle Star as of and for the quarter ended July 31, 2011 and the unaudited financial data of JHE as of and for six months ended October 31, 2011. The unaudited pro forma financial information for the quarter ended October 31, 2011 was prepared as if the transaction occurred on May 1, 2010.   If the acquisition had been completed on the dates assumed in the pro forma statements of income, the combined company might have performed differently.  The unaudited pro forma condensed combined statements of income are presented for illustrative purposes only and do not reflect the impact of possible cost savings and operational efficiencies. You should not rely on the pro forma financial information as an indication of the financial position or results of operations that the combined company would have achieved had the acquisition taken place earlier or the future results that the combined company will achieve.

	Three Months Ended October 31, 2010	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010

Total operating revenue	$242,459	$634,083	$274,325
Total operating costs and expenses	726,890	2,390,973	2,450,193
Operating loss	484,431	(1,756,890)	(2,175,868)
Interest expense and other	(354,027)	(62,671)	(780,603)
Net loss attributed to common stockholders	$(838,458)	$(1,819,561)	$(2,956,471)
Loss per common share, basic	$(.03)	$(.06)	$(.10)

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

Accounting standards require companies to record a liability relating to the retirement of tangible long-lived assets.  When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.  As of October 31, 2011, management has evaluated its liability associated with its oil and gas properties and has determined it to be insignificant.

NOTE 8 — NOTES PAYABLE

A note payable in the amount of $7,500,000 was made by the Company for the purchase of JHE, which was disclosed in the 8-K filed on June 21, 2011.  Upon closing of the transaction on June 16 and effective June 1, the note was reduced to $6,500,000 as a result of the payment of the initial installment of $1,000,000.  The note was further reduced to $5,000,000 after the payment of the September 1, 2011 installment of $1,500,000. The remaining installment payments due under the note payable are as follows: $2,000,000 on December 31, 2011; $1,500,000 on March 1, 2012; and 1,500,000 on June 1, 2012.  The note bears simple interest at 5.0%, which is payable quarterly.  The note was discounted, after payment of the initial installment of $1,000,000, using a rate of 28%, resulting in a fair value of $5,517,536. The Company received an extension from the note holder pursuant to the $1,500,000 payment due September 1, 2011 until September 15, 2011.  Full payment of the September 1 payment in the amount of $1,500,000 was made prior to September15, 2011.

The Promissory Note is secured by a pledge of all of the Company’s membership interests in JHE to the James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) pursuant to the Amended Pledge Agreement.  If the Company defaults on any of its obligations under the Promissory Note, the Edsels shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Promissory Note discussed in the previous paragraph. The Notes were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Notes were not registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Notes were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.  The notes were discounted by $370,000 to reflect the beneficial conversion that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.

NOTE 9 —SHARE BASED COMPENSATION

We recognized share-based compensation expense of $690,560 and $1,872,955 for the three and six months ended October 31, 2011, and we recognized nil for both the three and six months ended October 31, 2010.

A summary of the Company’s non-vested common-stock options as of October 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price
Balance at beginning of period	-	-
Granted	450,000	$0.50
Balance at end of period	450,000	$0.50
Exercisable at October 31, 2011	100,000	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $406,837 and nil as of October 31, 2011 and 2010, respectively. The cost at October 31, 2011, is expected to be recognized over a weighted-average period of 2.5 years. At October 31, 2011, the aggregate intrinsic value for common stock options was $643,500 and the weighted average remaining contract life was 10 years.

The assumptions used in the fair value method calculation for the six months ended October 31, 2011 are disclosed in the following table:

Six Months Ended October 31, 2011
Weighted average grant date fair value per common stock option granted during the period (2)	$1.43
Weighted average stock price volatility	70.7%
Weighted average risk free rate of return	0.74%
Weighted average expected term	2.00 years

(1) Our estimated future forfeiture rate is zero.
(2) Calculated using the Black-Scholes fair value based method for service and performance based grants.
(3) We have not paid dividends on our common stock.

In addition, the Company has issued restricted stock to certain employees and directors. A summary of the Company’s non-vested restricted shares as of October 31, 2011 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	-
Granted	10,587,000	$1.89
Vested	(500,000)	$1.89
Forfeited	-	-
Non-vested at end of period	10,087,000	$1.89

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $4,752,405 and nil as of October 31, 2011 and 2010, respectively. The cost at October 31, 2011, is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

As at October 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised HPO with regards to its acquisition of JHE and the Purchase Agreement, the accrued fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties. Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.  As of October 31, 2011, all amounts due and payable to Pimuro have been paid.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among HPO, and JHE, pursuant to which the Company acquired all of the membership interests in JHE from HPO (the “Acquisition”). HPO is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011.

NOTE 11 — SHAREHOLDERS’ EQUITY

On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.  As of the six months ended October 31, 2011, no warrants had been exercised.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among HPO, and JHE, pursuant to which the Company acquired all of the membership interests in JHE from HPO (the “Acquisition”).  In consideration for the acquisition of JHE, the Company agreed to:

(a)           issue 1,000,000 shares of its common stock to HPO (the “Consideration Shares”);

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Promissory Note”) issued by HPO to the “Edsels” in connection with the acquisition of JHE by HPO from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the “High Plans Acquisition”);

(c)
execute and deliver a Novation and Assignment Agreement (the “Novation”) pursuant to which the Company will, effective June 1, 2011 (the “Effective Date”): (i) assume all of the obligations and liabilities of HPO under the Promissory Note, and (ii) in consideration for, among other things, consenting to the Acquisition and the forbearance by the Edsels of the first installment payment of $1,000,000 due under the Promissory Note on June 1, 2011 until June 10, 2011 or the closing date, issue an aggregate of 600,000 share of its common stock to the Edsels (the “Edsel Shares”);

(d)
undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE.

On July 6, 2011, David Brow (“Brow”) the then sole officer of the Company, was granted 100,000 stock options under the Company’s 2011 Stock Option Plan at an exercise price of $0.50 and vesting immediately.

On August 17, 2011, the Company closed a private placement of shares (the “Shares”). Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the United States Securities Act of 1933, as amended (the “Securities Act). The Shares were not, and will not be, registered under the Securities Act, or the laws of any state of the United States. Accordingly, the Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On October 11, 2011, the Company entered into an executive employment agreement (the “Johnson Employment Agreement”) with Johnson, a director and Chairman of the board of directors (the “Board”) of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Effective Date”) and ending on the second anniversary of the Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued shares of common stock of the Company (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

(a)
Restricted Share Issuance 1: 1,514,500 Restricted Shares are payable and issued on the following schedule so long as Mr. Johnson is employed or the Johnson Employment Agreement is still effective: 1/3 on March 1, 2012, 1/3 on June 1, 2012, 1/3 on September 1, 2012;

(b)	Restricted Share Issuance 2: 1,514,500 Restricted Shares are payable and issued after satisfaction of the following conditions:

(1)	Daily trading volume of the Company’s common stock exceeds 300,000 for 20 of the last 30 days prior to issuance; and

(2)	EBITDA (as defined in the Johnson Employment Agreement ) of the Company exceeds $4,000,000 during any four consecutive quarter periods during the term of the Johnson Employment Agreement ;

(c)	Restricted Share Issuance 3: 3,029,000 Restricted Shares are payable and issued after satisfaction of the following conditions:

(1)	Daily trading volume of the Company’s common stock exceeds 450,000 for 20 of the last 30 days prior to issuance; and

(2)	EBITDA of the Company exceeds $6,000,000 during any four consecutive quarter periods during the term of the Johnson Employment Agreement ;

(d)
Restricted Share Issuance 4: 3,029,000 Restricted Shares are payable and issued after the Company enters into a single Transaction (as defined in the Johnson Employment Agreement) which has a Transaction Value (as defined in the Johnson Employment Agreement) equal to or in excess of $100,000,000.

NOTE 12 – RESTATEMENT

In connection with the JHE Holdings acquisition in June 2011, the Company has made corrections to its previously filed first quarter 10-Q.  These corrections are primarily related to the accounting for the note to seller and the stock awarded to Brow, Johnson and Pina.  The following tables summarize the effects of the corrections made to financial statements as of the quarter ended July 31, 2011.

	As Previously Reported	Adjustments	Restated
Statement of Operations for the Three Months Ended July 31, 2011
Oil sales	$143,215	$-	$143,215
Gas sales	73,078	-	73,078
Total revenues	216,293	-	216,293
Lease operating expense	8,798	-	8,798
Production taxes	17,796	-	17,796
Depreciation, depletion, and amortization	38,974	39,452	78,426
Other operating expenses	144	-	144
Impairment charges	3,397,693	-	3,397,693
Dry hole/abandonment costs	2	-	2
General and administrative expenses	267,348	1,212,397	1,479,745
Total operating expenses	3,730,755	1,251,849	4,982,604
Operating loss	(3,514,462)	(1,251,849)	(4,766,311)
Interest expense	(76,927)	(253,073)	(330,000)
Net loss	$(3,591,389)	$(1,504,922)	$(5,096,311)

Net Loss Per Share: Basic and Diluted	$(0.09)	$(0.04)	$(0.13)

Weighted Average Number of Shares Outstanding: Basic and Diluted	39,714,674	39,714,674	39,714,674

Balance Sheet as of July 31, 2011
Cash	$135,574	$(30,000)	$105,574
Trade accounts receivable	228,609	-	228,609
Prepaid expenses	6,251		6,251
Investment in partnership	134,334	-	134,334
Oil and gas properties, net	3,162,258	(39,452)	3,122,806
Total Assets	3,667,026	(69,452)	3,597,574
Accounts payable and accrued liabilities	173,907	-	173,907
Salaries and taxes payable	11,581	-	11,581
Due to related party	24,521	-	24,521
Interest payable	46,105	7,319	53,424
Seller note payable	5,517,536	245,753	5,763,289
Common stock, 100,000,000, par value $0.001 shares authorized, 28,750,000 common shares issued and outstanding	47,800	(19,050)	28,750
Additional paid in capital	1,607,200	1,201,447	2,808,647
Accumulated Deficit	(3,761,624)	(1,504,921)	(5,266,545)
Total Liabilities and Stockholders' Deficit	$3,667,026	$(69,452)	$3,597,574

NOTE 13 - INCOME TAXES

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of the existing valuation allowance, we estimate our effective tax rate at 0% and therefore have estimated our existing tax liability to be nil as of October 31, 2011.

NOTE 14 — SUBSEQUENT EVENTS

On December 6, 2011 the Company entered into a letter agreement (the “Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Sellers”) with a stated execution date of December 1, 2011 (the “Execution Date”). The Letter Agreement is effective November 1, 2011. Under the Letter Agreement, the Company would purchase from the Sellers, certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas (the “Property”). In return, the Sellers would receive 203,572 shares of common stock of the Company (the “Purchase Price”). The Company has ninety days from the Execution Date to undertake due diligence on the Property which may result in an adjustment to the Purchase Price based on defects in title of the Property or defects in the environmental condition of the Property, which are not cured within five days of the Sellers’ receipt of a notice of defect.

The Company has evaluated subsequent events through December 20, 2011.

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

The preceding outlines some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K and Form 10-K/A for our fiscal year ended April 30, 2011, filed with the SEC on July 29, 2011 and August 16, 2011, respectively.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

In June 2011, the Company changed its focus and undertook an acquisition of interests in oil and gas producing properties. On June 2, 2011, Brow replaced Felipe Pati, as the sole officer of the Company and was appointed as the President, Treasurer and Secretary. On June 6, 2011, Brow was elected as the sole director of the Company at the annual and special meeting of the shareholders. At the annual and special meeting, the shareholders voted in favor of changing the name of the Company to Circle Star Energy Corp. and amending and restating the bylaws of the Company.

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

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among HPO, and JHE, pursuant to which the Company acquired all of the membership interests in JHE from HPO (the “Acquisition”). High Plains is an entity controlled by Johnson, who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011. Johnson was at arms' length to the Company prior to his appointment as a director.

In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock to HPO (the “Consideration Shares”);

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

(f)	undertake to cause JHE to make a distribution to HPO, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro, a consultant who advised HPO with regards to its acquisition of JHE and the Purchase Agreement, the accrued fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below). Pimuro is controlled by Pina, who was appointed as our Chief Financial Officer on July 11, 2011.  Pina was at arms'-length to the Company prior to his appointment.

The acquisition of JHE by the Company closed on June 16, 2011 and was subject to customary closing conditions, including, but not limited to, the receipt of all necessary consents and approvals, the Company and HPO having complied with all covenants under the Purchase Agreement, and there being no pending litigation, judgment, order or decree that would prohibit the acquisition of JHE by the Company.

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

County and Well Production Information

Texas County	Production Wells	Net Well Count
Crane	2.00	0.02
Dimmit	10.00	0.06
Fayette	6.00	0.14
Grimes	3.00	0.02
Lee	1.00	0.02
Madison	3.00	0.12
Robertson	5.00	0.04
Scurry	9.00	0.15
Victoria	2.00	0.04
Zavala	13.00	0.04
Total*	54.00	0.65

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

The JHE Oil and Gas Properties constitute material assets of the Company such that if the Company defaults under the Promissory Note and the Edsels satisfy the Company’s obligations under the Promissory Note by selling the unvested portion of the membership interests, the Company may lose all or a portion of the JHE Oil and Gas Properties. In accordance with terms of the Purchase Agreement, as consideration for the acquisition of JHE from HPO, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of HPO’s obligations and liabilities under the Promissory Note. The Promissory Note had a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum. Following the payment of $1,000,000 at closing, the Promissory Note contemplates payments of $1,500,000, on September 1, 2011, which has been paid, $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012. The Company does not currently have sufficient cash to make the next installment payment under the Promissory Note of $2,000,000 on December 31, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note, the Company will need to obtain additional financing, through the issuance of equity or debt. There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

On June 16, 2011 after the closing of the JHE acquisition, Johnson was elected as a director of the Company, Johnson was later appointed as Chairman of the Board on July 6, 2011 and as Chief Executive Officer (“CEO”) on October 11, 2011.

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

On July 6, 2011, Brow, the sole officer of the Company, was granted 100,000 stock options under the Plan at an exercise price of $0.50 and vesting immediately.

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

On July 11, 2011, Pina was appointed as the Chief Financial Officer of the Company and took over the Treasurer duties that previously belonged to Brow.

The Board of the Company increased the size of the Board to consist of three members and pursuant to Article 3, Section 9 of the Bylaws of the Company, Terry W. Dorris was appointed by the Board as a director of the Company, effective August 17, 2011, to fill the vacancy. Dorris subsequently resigned from the Board effective October 12, 2011.

On August 17, 2011, the Company closed a private placement of shares. Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the United States Securities Act of 1933, as amended (the “Securities Act”).

On September 2, 2011, the Company paid $400,000 of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note and received an extension from the Edsels to pay the balance of the payment on or before September 15, 2011.

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note.

On October 7, 2011, Brow submitted to the Company his resignation as President, effective immediately upon the appointment of his successor.  Effective October 11, 2011, the Company accepted  Brow’s resignation as President and appointed Johnson as CEO, as described below. Brow will continue to serve on the Board.

On October 11, 2011, the Company entered into the Johnson Employment Agreement with Johnson, a director and Chairman of the Board of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Effective Date”) and ending on the second anniversary of the Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued shares of common stock of the Company (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

(a)
Restricted Share Issuance 1: 1,514,500 Restricted Shares are payable and issued on the following schedule so long as Johnson is employed or the Johnson Employment Agreement is still effective: 1/3 on March 1, 2012, 1/3 on June 1, 2012, 1/3 on September 1, 2012;

(b)	Restricted Share Issuance 2: 1,514,500 Restricted Shares are payable and issued after satisfaction of the following conditions:

(1)	Daily trading volume of the Company’s common stock exceeds 300,000 for 20 of the last 30 days prior to issuance; and

(2)	EBITDA (as defined in the Johnson Employment Agreement) of the Company exceeds $4,000,000 during any four consecutive quarter periods during the term of the Johnson Employment Agreement;

(c)	Restricted Share Issuance 3: 3,029,000 Restricted Shares are payable and issued after satisfaction of the following conditions:

(1)	Daily trading volume of the Company’s common stock exceeds 450,000 for 20 of the last 30 days prior to issuance; and

(2)	EBITDA of the Company exceeds $6,000,000 during any four consecutive quarter periods during the term of the Johnson Employment Agreement;

(d)
Restricted Share Issuance 4: 3,029,000 Restricted Shares are payable and issued after the Company enters into a single Transaction (as defined in the Johnson Employment Agreement) which has a Transaction Value (as defined in the Johnson Employment Agreement) equal to or in excess of $100,000,000.

Under the terms of the Johnson Employment Agreement, the employment of Johnson may be terminated with or without cause by either Johnson or the Company with 30 days written notice. If the Company terminates the Johnson Employment Agreement, Johnson will be entitled to earn the Restricted Shares for a period of twelve months following such termination. If Johnson terminates the Johnson Employment Agreement, Johnson shall forfeit any unvested Restricted Shares, except the Restricted Shares issuable under Restricted Share Issuance 1.

The foregoing description of the Johnson Employment Agreement is qualified in its entirety by reference to the copy of the Johnson Employment Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011.

On December 16, 2011, Brow resigned as Secretary of the Company effective on the appointment of his successor. The Board appointed Pina as the Secretary of the Company effective December 16, 2011.

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

Oil and Gas Development Business

In June 2011, we acquired JHE, which holds interests on properties operated by others, including royalty, non-operated working interests and mineral interests.

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

INCOME STATEMENT DATA	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Six Months Ended October 31, 2011	For the Six Months Ended October 31, 2010

Revenue	$293,677	$-	$509,971	$-
Operating Expenses	$1,228,877	$3,057	$6,211,482	$11,172
Net Loss	$(1,365,448)	$(3,057)	$(6,461,759)	$(11,172)
Net Loss per Common Share Basic and Diluted	$(0.05)	$-	$(0.19)	$-
Weighted Average Number of Common Shares Outstanding Basic and Diluted	29,939,565	41,400,000	34,827,120	41,400,000

BALANCE SHEET DATA	At October 31, 2011	At October 31, 2010

Working Capital Deficiency	$(4,355,535)	$(42,800)
Total Assets	$3,473,159	$26
Accumulated Deficit	$(6,631,993)	$(97,800)
Shareholders’ Deficit	$(2,374,037)	$(42,800)

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

Plan of Operation

Oil and Gas Properties

Permian Basin:

The Permian Basin is an oil field located in West Texas and the adjoining area of southeastern New Mexico. The Permian Basin Oil Field covers an area approximately 250 miles wide and 300 miles long. Various zones and terms such as the Avalon Shale, Leonard Shale, Spraberry Formation, Yeso Oil Play, Bone Spring Formation &Wolfcamp Shale are all part of the Permian Basin.

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

Results of Operations

Three-month period ended October 31, 2011 compared to three-month period ended October 31, 2010

We earned $293,677 in revenues for the three months ended October 31, 2011 compared to nil in the three months ended October 31, 2010.  We incurred operating expenses in the amount of $1,228,877 for the three months ended October 31, 2011, compared to $3,057 for the three months ended October 31, 2010. Operating expenses for the three month period ended October 31, 2011 included: (a) general and administrative costs of $997,136 ($3,057 for the same period in 2010), (b) lease operating expenses of $28,847 (nil for the same period in 2010), (c) production taxes of $11,156 (nil for the same period in 2010), and (d) depreciation, depletion, and amortization of $191,738 (nil for the same period in 2010). The increase of $1,225,820 in operating expenses for the three months ended October 31, 2011 compared to October 31, 2010 is a result of stock based compensation and the changes in operation of the Company resulting from the acquisition of JHE.  Stock based compensation totaled $690,560 for the three months ended October 31, 2011 and nil for the three months ended October 31, 2010.

We incurred a net loss in the amount of $1,365,448 for the three months ended October 31, 2011, compared to $3,057 for the three months ended October 31, 2010. Our increased loss was primarily attributable to stock based compensation and operating expenses of the newly acquired subsidiary JHE.

Six-month period ended October 31, 2011 compared to six-month period ended October 31, 2010

We earned $509,971 in revenues for the six months ended October 31, 2011 compared to nil for the six months ended October 31, 2010.  We incurred operating expenses in the amount of $6,211,482 for the six months ended October 31, 2011, compared to $11,172 for the six months ended October 31, 2010. Operating expenses for the six month period ended October 31, 2011 included: (a) general and administrative costs of $2,476,881 ($11,172 for the same period in 2010), (b) lease operating expenses of $37,790 (nil for the same period in 2010), (c) production taxes of $28,952 (nil for the same period in 2010), and (d) depreciation, depletion, and amortization of $270,164 (nil for the same period in 2010). The increase of $6,200,310 in operating expenses for the six months ended October 31, 2011 compared to October 31, 2010 is a result of stock based compensation and of the changes in operation of the Company resulting from the acquisition of JHE.  Stock based compensation totaled $1,872,955 for the six months ended October 31, 2011 and nil for the six months ended October 31, 2010.

We incurred a net loss in the amount of $6,461,759 for the six months ended October 31, 2011, compared to $11,172 for the six months ended October 31, 2010. Our increased loss was primarily attributable to stock based compensation and operating expenses of the newly acquired subsidiary JHE.

Liquidity and Capital Resources

As at October 31, 2011, the Company had current assets of $345,780 consisting of $123,664 cash, $199,983 trade accounts receivable, and $22,133 prepaid expenses, and current liabilities of $4,701,315.  The current liabilities consist of the discounted note payable to seller of $ 4,594,011, accounts payable and accrued liabilities of $22,110, amounts due to related party of $24,521, and interest payable of $60,673. As of the Company’s year ended April 30, 2011, the Company had current assets of $6,795 and current liabilities of $49,595. The increase in current liabilities between these two periods is primarily the result of the incurrence of a seller note payable related to the acquisition of JHE.

As at October 31, 2011, the Company had a working capital deficit of $4,355,535, compared to a deficit of $42,800 as at April 30, 2011. We estimate that cash requirements of approximately $6,000,000 will be required for development and administration costs, and to fund working capital during the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Failure to raise needed financing could result in our having to discontinue our mining oil and gas development business.

As at October 31, 2011, we had a cumulative deficit of $6,631,993 compared to $97,800 as at April 30, 2011. We expect to incur further losses during the remainder of our fiscal year ending April 30, 2012.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional capital beyond our current $6,000,000 estimate during the next twelve months.

We do not currently have any commitments to fund our capital requirements of approximately $6,000,000 over the next twelve months. Therefore, we need to raise approximately $6,000,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

In June 2011, we acquired JHE under the terms of the Purchase Agreement. As consideration for the acquisition of JHE from HPO, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the Effective Date, all of High Plains’ obligations and liabilities under the Promissory Note.  The Promissory Note has a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum.  Following the payment of $1,000,000 at closing of the Acquisition, the Promissory Note contemplates payments of $1,500,000 on September 1, 2011 (which was paid), $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012.

The Promissory Note is secured by a pledge of all of the Company’s membership interests in JHE to the Edsels pursuant to the Amended Pledge Agreement.  If the Company defaults on any of its obligations under the Promissory Note, the Edsels shall be entitled to exercise any and all remedies available at law to secure payment of the Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

The Company assumed HPO's obligations to pay Pimuro $240,000 under the terms of the Installment Agreement, of which $100,000 was paid on closing of the Acquisition and monthly installments of $50,000, $50,000 and $40,000 are payable commencing on the last day of the month that JHE receives aggregate revenue from the JHE Oil and Gas Properties during such month.  As of the date of this filing, these amounts have been paid.

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

On August 17, 2011, the Company closed a private placement of shares. Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act.

On September 2, 2011, the Company paid $400,000 of the $1,500,000 installment due on September 1, 2011 for the Promissory Note and received an extension from the Edsels to pay the balance of the payment on or before September 15, 2011.

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Promissory Note.

The Company does not currently have sufficient cash to fund its working capital requirements or to make the next installment payment under the Promissory Note of $2,000,000 on December 31, 2011. Consequently, in order to avoid defaulting on its payment obligations under the Promissory Note and to fund its working capital requirements, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Promissory Note.

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

The following contractual obligations chart is based on obligations as of November 1, 2011.  Contractual obligations of less than 1 year are obligations payable between November 1, 2011 through October 31, 2012, a portion of which has been paid prior to December 15, 2011.  Contractual obligations of 1-3 years are obligations payable between November 1, 2012 and October 31, 2014.

Contractual Obligations	Less than 1 year	1-3 years

Long Term Debt Obligations

Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$5,000,000

Convertible Notes Payable (ii)		$1,500,000

Purchase Obligations

Salary payments to G. Jonathan Pina (iii)	$180,000	$125,322

Consulting Agreement with Big Sky Management (iv)	$100,000

Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC (v)	$136,500

Salary Payments to S. Jeffrey Johnson (vi)	$200,000	$183,333

Professional Services Agreement with ChangeWave Inc. (vii)	$40,000

Total	$5,656,500	$308,655

(i) The Promissory Note is payable in the following installments:  $2,000,000 on December 31, 2011, $1,500,000 on March 1, 2012, and $1,500,000 on June 1, 2012.

(ii) The Convertible Notes are due and payable on September 14, 2014 and pay interest at a rate of 6% per annum.

(iii) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(iv) Monthly installments of $12,500 for a one-year term, beginning July 1, 2011.With a thirty-day notice, either party may terminate the agreement.

(v) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve, beginning August 1, 2011. With a thirty-day notice, either party may terminate the agreement.

(vi) Annual salary in the amount of 200,000 starting on October 1, 2011 with no set payment intervals.

(vii) $20,000 due within 90 days of entering into the Professional Services Agreement dated September 20, 2011; and $20,000 due on March 20, 2012.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                 Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. During the course of this assessment, management identified material weaknesses related primarily to documenting our financial transactions and preparing our financial statements and notes thereto. As a growing public company, management and the accounting team is still adjusting to the accounting and reporting requirements of a public company.  We are actively taking measures to rectify these weaknesses as quickly as possible during the current fiscal year.  Management believes that the short time period in which the new staff had been hired, trained, and assigned their duties has affected our ability to record certain complex financial transactions and prepare our financial statements and thereby amounts to a material weakness in our internal control over financial reporting.  As a result, at October 31, 2011, our internal control over financial reporting is not effective. We will continue to evaluate internal staffing requirements and the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions in order to prepare our financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this quarterly report, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the Securities Act, which transactions were previously disclosed in the previous Quarterly Report on Form 10-Q or Current Reports on Form 8-K.

On August 17, 2011, the Company closed a private placement of shares (the “Shares”).  Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act. The Shares were not, and will not be, registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Shares were placed pursuant to exemptions from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and Section 4(2) thereof.

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Promissory Note.

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

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 [Removed and Reserved.]

Not applicable.

Item 5.                 Other Information.

Subsequent Event

Letter Agreement

On December 6, 2011 the Company entered into a letter agreement (the “Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Sellers”) with a stated execution date of December 1, 2011 (the “Execution Date”). The Letter Agreement is effective November 1, 2011. Pursuant to the Letter Agreement, the Company will purchase from the Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas (the “Property”). In return, the Sellers will receive 203,572 shares of common stock of the Company (the “Acquisition Shares”) and the Company will assume the responsibility for payment of certain operating expenses and capital expenditures.

The Acquisition Shares have not and will not be registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the Acquisition Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Acquisition Shares will be placed pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof.

The Company has ninety days from the Execution Date to undertake due diligence on the Property (the “Due Diligence Period”). The Company may submit a notice to the Sellers regarding defects in the title of the Property or environmental defects (a “Defect Notice”). If a Defect Notice is submitted, the Sellers have five days to cure the defect (the “Cure Period”).  If the defect is cured within the Cure Period then there will be no adjustment in the Acquisition Shares. If the defect is not cured within the Cure Period then the Company can reduce the Acquisition Shares proportionally based on the lost value to the Property as a result of the defect, or the Company can re-assign the portion of the Property that is affected by the environmental defect.

The Letter Agreement may be terminated by: (a) mutual consent of the Company and the Sellers, (b) the Company delivering notice of defect to the Sellers within 10 days of the conclusion of the Due Diligence Period and all of the conditions of the dispute resolution provisions of the Letter Agreement are not satisfied and such noncompliance shall not have been caused or waived by the actions or inactions of the Company, and (c) by the Company if the total aggregate amount of the environmental and title defects exceeds $25,000.

The foregoing description of the Letter Agreement is qualified in its entirety by reference to the copy of the Letter Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 7, 2011.

Officer Appointment

On December 15, 2011, Brow resigned as Secretary of the Company effective on the appointment of his successor. The Board appointed Pina as Secretary of the Company effective December 15, 2011. Brow will continue to serve on the Board of the Company. Brow’s resignation is not the result of any disputes, claims or issues with the Company. Brow will work with Pina to facilitate an orderly transition of his responsibilities.
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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Form of Series A 6% Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.11	S. Jeffrey Johnson Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.12	Letter Agreement (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: December 20, 2011	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2011	By:	/s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)