Form 10-Q
period 2012-01-31
CIRCLE STAR ENERGY CORP.
filed 2012-03-16
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 000-53868

CIRCLE STAR ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	30-0696883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7065 Confederate Park Road, Suite 102
Fort Worth, Texas	76108
(Address of principal executive offices)	(Zip Code)

(817) 744-8502
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒  No

Number of common shares outstanding at March 16, 2012: 29,893,571.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	[Removed and Reserved]	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED BALANCE SHEETS (unaudited)

	Jan 31, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$96,775	$6,696
Trade accounts receivable	188,247	-
Prepaid expenses	11,104	99
Total Current Assets	296,126	6,795

OTHER ASSETS:
Investment in partnership	134,334	-
Furniture and fixtures	5,368
Oil and gas properties, net	3,476,429	-
Total Other Assets	3,616,131	-
Total Assets	$3,912,257	$6,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$499,532	$25,074
Salaries and taxes payable	23,863
Due to related party	24,521	24,521
Interest payable	46,687	-
Deposit	100,000
Seller note payable, net of unamortized discount	4,883,874	-
Total Current Liabilities	5,578,477	49,595
Convertible notes payable, net of unamortized discount	1,176,968	-
Total Liabilities	6,755,445	49,595
STOCKHOLDERS' DEFICIT
Common stock, 100,000,000, par value $0.001 shares authorized, 29,690,000 and 41,400,000 common shares issued and outstanding at January 31, 2012 and April 30, 2011, respectively	29,690	41,400
Common stock, 203,571 shares not issued for Redfish acquisition	380,678
Additional paid in capital	5,437,935	13,600
Accumulated deficit	(8,691,491)	(97,800)
Total Stockholders' Deficit	(2,843,188)	(42,800)

Total Liabilities and Stockholders' Deficit	$3,912,257	$6,795

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended Jan 31, 2012	Three Months Ended Jan 31, 2011	Nine Months Ended Jan 31, 2012	Nine Months Ended Jan 31, 2011
Revenues
Oil sales	$242,908	$-	$560,460	$-
Gas sales	13,027	-	205,446	-
Total Revenues	255,935	-	765,906	-

Operating Expenses
Lease operating expense	32,154	-	69,944	-
Production taxes	10,878	-	39,830	-
Depreciation, depletion, and amortization	130,554	-	400,718	-
Impairment charges	-	-	3,397,693	-
Dry hole/abandonment costs	-	-	2	-
General and administrative expenses	1,734,886	9,757	4,211,767	20,929
Total Operating Expenses	1,908,472	9,757	8,119,954	20,929
Loss from Operations	(1,652,537)	(9,757)	(7,354,048)	(20,929)
Other Expense:
Interest expense	(406,962)	-	(1,167,210)	-
Net Loss	$(2,059,499)	$(9,757)	$(8,521,258)	$(20,929)

Net Loss Per Share: Basic and Diluted	$(0.07)	$(0.00)	$(0.26)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,961,739	41,400,000	33,205,326	41,400,000

CIRCLE STAR ENERGY CORP.
(FORMALLY DIGITAL VALLEYS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
Cash flows from operating activities
Net loss for the period	$(8,521,258)	$(20,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	400,718	-
Accretion of discount on note payable to seller	866,338	-
Accretion of discount on convertible notes payable	46,968	-
Employee stock compensation	3,082,625
Impairment charge	3,397,693	-
Changes in operating assets and liabilities
Trade accounts receivable	106,696	-
Prepaid expenses	(8,827)	250
Accounts payable	174,348	(339)
Interest payable	46,687	-
Salaries payable	23,863	-
Due to stockholder	-	26,850
Net cash provided by (used in) operating activities	(384,149)	5,832
Cash flows from investing activities
Purchase of JHE assets	(995,397)	-
Cash from investment	3,270	-
Deposit	100,000
Capital expenditures	(121,210)	-
Net cash used in investing activities	(1,013,337)	-
Cash flows from financing activities
Partner distributions	(72,435)	-
Proceeds from the issuance of common stock	1,560,000	-
Payments on note issued to seller	(1,500,000)	-
Proceeds from convertible notes	1,500,000	-
Net cash provided by financing activities	1,487,565	-
Net increase in cash	90,079	5,832
Cash
Beginning of period	6,696	2,840
End of period	$96,775	$8,672
Supplemental Cash Flow Information:
Cash paid for interest	$107,219	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock for acquisition of Redfish Prospect working interest - unissued	$380,678
Common stock issued for acquisition of JHE assets	$400,000	$-
Promissory note assumed for acquisition of JHE assets	$5,517,536	$-

CIRCLE STAR ENERGY CORP.
 (FORMALLY DIGITAL VALLEYS CORP.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have issued potentially dilutive instruments in the form of common stock options and warrants. The total number of potentially dilutive securities at January 31, 2012 was 5,103,971. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

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

The Company's activities to date have been supported by both equity and debt financing. It has sustained losses in all previous reporting periods with an inception to date loss of $8,619,058 as of January 31, 2012.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders. There is no assurance the Company will be able to secure sufficient funding to fund future operations or meet existing debt obligations.

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

Share Based Compensation

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

As a result of the acquisition, JHE’s assets and liabilities were adjusted to their fair values at the acquisition date. No adjustments were made to JHE’s assets and liabilities other than oil and gas properties and the interest in JHE Energy Interests (JHE Units) units as their carrying value approximated fair value at the date of acquisition. As the consideration paid exceeded the fair value of JHE’s net assets, an impairment charge totaling $3,397,693 was recorded at the acquisition date. The calculation of the impairment charge follows:

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

JHE’s revenues for the three and nine months ended January 31, 2012 are $255,908 and $765,906, respectively and net income for the three and nine months ended January 31, 2012 are $77,926 and $246,269, respectively.

The following unaudited pro forma summarized statements of operations for the nine months ended January 31, 2012, which reflects our acquisition of JHE on June 1, 2011, was derived from the unaudited financial statements of Circle Star as of and for the quarter ended July 31, 2011 and the unaudited financial data of JHE as of and for nine months ended January 31, 2012. The unaudited pro forma financial information for the quarter and nine months ended January 31, 2012 was prepared as if the transaction occurred on May 1, 2010.   If the acquisition had been completed on the dates assumed in the pro forma statements of income, the combined company might have performed differently.  The unaudited pro forma condensed combined statements of income are presented for illustrative purposes only and do not reflect the impact of possible cost savings and operational efficiencies. You should not rely on the pro forma financial information as an indication of the financial position or results of operations that the combined company would have achieved had the acquisition taken place earlier or the future results that the combined company will achieve.

	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011

Total operating revenue	$446,012	$765,906	$729,477
Total operating costs and expenses	848,311	3,326,296	3,254,442
Operating loss	(402,299)	(2,560,390)	(2,524,965)
Interest expense and other	1,594,995	(837,333)	511,664
Net loss attributed to common stockholders	$1,192,696	$(3,397,723)	$(2,013,301)
Loss per common share, basic	$.03	$(.11)	$(.05)

On December 6, 2011 the Company entered into a letter agreement (the “Apache Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Apache Sellers”) with a stated execution date of December 1, 2011 (the “Apache Execution Date”). Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas. In return, the Apache Sellers received 203,571 shares of common stock of the Company which, at the Execution Date, had a market value of $1.87 per share.  These shares were authorized on January 31, 2012 and issued on March 8, 2012.  The Company also assumed the responsibility for payment of certain operating expenses and capital expenditures which were valued at $202,321.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

Accounting standards require companies to record a liability relating to the retirement of tangible long-lived assets.  When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.  As of January 31, 2012, management has evaluated its liability associated with its oil and gas properties and has determined it to be insignificant.

NOTE 8 — NOTES PAYABLE

A note payable in the amount of $7,500,000 was made by the Company for the purchase of JHE to the “Edsels”, the former owners of JHE, which was disclosed in the 8-K filed on June 21, 2011.  Upon closing of the transaction on June 16 and effective June 1, the note was reduced to $6,500,000 as a result of the payment of the initial installment of $1,000,000.  The note was further reduced to $5,000,000 after the payment of the September 1, 2011 installment of $1,500,000. The remaining installment payments due under the note payable are as follows: $2,000,000 on December 31, 2011; $1,500,000 on March 1, 2012; and 1,500,000 on June 1, 2012.  The note bears simple interest at 5.0%, which is payable quarterly.  The note was discounted, after payment of the initial installment of $1,000,000, using a rate of 28%, resulting in a fair value of $5,517,536. The Company received an extension from the note holder pursuant to the $1,500,000 payment due September 1, 2011 until September 15, 2011.  Full payment of the September 1 payment in the amount of $1,500,000 was made prior to September15, 2011.

The Company was unable to timely make the December 2011 Edsel Payment to the Edsels, and in consideration of a payment in the amount of $100,000 by the Company to the Edsels and pursuant to a letter agreement dated December 29, 2011, the Edsels agreed to extend the payment date for the December 2011 Edsel Payment until January 31, 2012, on which date the December 2011 Payment was due and payable.  The Company was unable to timely make the December 2011 Edsel Payment to the Edsels on January 31, 2012 and as consideration for the Edsels agreeing to (i) further extend the due date for the December 2011 Payment until February 8, 2012 and (ii) extend the due date for March 2012 Edsel Payment until April 30, 2012 (collectively, the “Modified Payment Terms”), the Company offered to pay, among other items, the sum of $2,000,000 to the Edsels as a principal payment under the Edsel Promissory Note on or before February 8, 2012 pursuant to the terms of a letter agreement dated February 8, 2012.  On February 8, 2012, the Company made the December 2011 Payment due to the Edsels under the Note and, consequently, the Company remains current in its payments obligations under the Note.  Concurrently therewith, and as additional consideration for the Modified Payment Terms, the Company also agreed to execute the Amendments, which are described in more detail below.

On February 8, 2012, the Company entered into a First Amendment to Assignment and Novation Agreement and a First Amendment to Membership Interest Pledge and Security Agreement (collectively, the “Edsel Amendments”) pursuant to which the Company agreed to delete Section 6, and other similar provisions, from each of the Novation and the Amended Pledge Agreement which provided for, among other items, the vesting, and release from any transfer restrictions, of a corresponding portion of the Company Oil and Gas Properties, as defined in the Novation and Amended Pledge Agreement, once at least fifty percent (50%) of the original principal amount of the Edsel Promissory Note had been paid to the Edsels and thereafter as each further payment of principal was made by the Company to the Edsels under the Edsel Promissory Note.  Except as expressly set forth in the Edsel Amendments, all of the terms and provisions of the Novation and Amended Pledge Agreement are unchanged and remain in full force and effect.

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

NOTE 9 —SHARE BASED COMPENSATION

We recognized share-based compensation expense of $1,209,669 and $3,082,625 for the three and nine months ended January 31, 2012, and we recognized nil for both the three and nine months ended January 31, 2011.

A summary of the Company’s common-stock options as of January 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at beginning of period	0	$-
Granted	450,000	0.50
Balance at end of period	450,000	$0.50
Exercisable at January 31, 2012	100,000	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $329,900 and nil as of January 31, 2012 and 2011, respectively. The cost at January 31, 2012, is expected to be recognized over a weighted-average period of 2.5 years. At January 31, 2012 the aggregate intrinsic value for common stock options was $225,000 and the weighted average remaining contract life was 10 years.

The assumptions used in the fair value method calculation for the nine months ended January 31, 2012 are disclosed in the following table:

Nine Months Ended January 31, 2012
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

In addition, the Company has issued restricted stock to certain employees and directors. A summary of the Company’s non-vested restricted shares as of January 31, 2012 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	-	$ -
Granted	10,587,000	1.89
Vested	-	-
Forfeited	-	-
Non-vested at end of period	10,587,000	$1.89

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $3,338,280 and nil as of January 31, 2012 and 2011, respectively. The cost at January 31, 2012 is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of January 31, 2012, there is a balance owing to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised HPO with regards to its acquisition of JHE and the Purchase Agreement, charged fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”) of which $100,000 was due and payable on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.  Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.  As of January 31, 2012, all amounts due and payable to Pimuro have been paid.

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

NOTE 11 — SHAREHOLDERS’ EQUITY

On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.  As of the nine months ended January 31, 2012, no warrants had been exercised.

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

On July 11, 2011, Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options will expire, July 11, 2022, July 11, 2023 and July 11, 2024 respectively.

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

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Common Shares”) on the Effective Date, 500,000 Pina Common Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Common Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Common Shares, whereby Pina will receive 1,000,000 Pina Common Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Common Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Common Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense to be recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.  Of this amount, $14,709 was recognized in the three months ended January 31, 2011.

NOTE 12 - INCOME TAXES

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of the existing valuation allowance, we estimate our effective tax rate at 0% and therefore have estimated our existing tax liability to be nil as of January 31, 2012.

NOTE 13 — SUBSEQUENT EVENTS

The Company entered into a Membership Interest Purchase Agreement with Colonial Royalties, LLC (“Colonial”) on December 30, 2011 (the “Colonial Purchase Agreement”), whereby Colonial would purchase 100% of the Company’s interests in JHE and the Retained Profits Interest, held by High Plains an entity wholly owned by Johnson, a director and the Chief Executive Officer of the Company (the “Colonial Transaction”), in consideration for $9,350,000. The first payment, $100,000, was paid directly to the Edsels on December 30, 2011. The subsequent payments would be made based on the following schedule: $2,100,000 on January 29, 2012 (the “Second Payment”); $3,200,000 on February 26, 2012 (the “Third Payment”); and $3,950,000 on March 29, 2012 (the “Final Payment” and collectively all payments are known as the “Colonial Acquisition Payments”). The Company’s interest in JHE would not be transferred to Colonial until March 29, 2012 (the “Closing Date”). The Colonial Purchase Agreement has an effective date of January 1, 2012 (the “Colonial Effective Date”).

All cash receipts including all revenues, payments, royalties and distributions received by JHE (the “Cash Receipts”) from the Colonial Effective Date would be held by JHE for the benefit of Colonial to be disbursed to Colonial contingent on timely payment of the Colonial Acquisition Payments. The Cash Receipts (i) for the month of January shall be paid to Colonial on February 1, 2012, contingent upon timely payment of the Second Payment; (ii) for the month of February shall be paid to Colonial on March 1, 2012, contingent upon timely payment of the Third Payment; and (iii) all accounts for the Company shall be transferred to Colonial upon timely payment of the Final Payment.

Pursuant to the Colonial Purchase Agreement, High Plains, a related party to the Company, would receive $935,000 for the Retained Profits Interest, paid on the Closing Date. The Company obtained written consents of the majority of its shareholders to approve the Colonial Transaction.

On February 6, 2012, the Company sent a Notice of Default and Termination (the “Colonial Notice”) to Colonial stating that Colonial was in breach of its payment obligations under the Colonial Purchase Agreement and that the Company was exercising its right to terminate the Colonial Purchase Agreement.  Under the terms of the Colonial Purchase Agreement, the delivery of the Colonial Notice by the Company to Colonial was not deemed to be an election of remedies and the Company retains the right to pursue all legal or equitable remedies against Colonial for breach of the Colonial Purchase Agreement.  Upon default, the first payment of $100,000 paid to the Edsels was applied to the interest payable on the Seller Note Payable and recorded as a deposit pending final equitable resolution of the default.

On February 8, 2012, the Company issued 10% convertible notes (the “10% Notes”) for cash in the aggregate principal amount of $2,750,000 (the “10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement.  The 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s 10% Note (based on the ratio of the principal amount of such holder’s 10% Note relative to the aggregate principal amount of all the 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment.  Under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes.

On February 8, 2012, the Company made the December 2011 Payment due to the Edsels under the Note and, consequently, the Company remains current in its payments obligations under the Note.

Effective February 8, 2012, the Company entered into an Inter-Creditor Agreement (the “Inter-Creditor Agreement”) with the holders of the 10% Notes. The Inter-Creditor Agreement provides for, among other items, (i) the grant to the holders of the 10% Notes of a pledge and security interest in all of the membership interests and assets of the JHE, upon termination of the currently existing pledge and security interest in all of the membership interests and assets of JHE and (ii) the grant on a pro rata basis to the holders of the 10% Notes (based on the ratio of each holder’s investment relative to the aggregate proceeds of the 10% Note Issuance) of a 3.5% overriding royalty interest in certain properties which may be acquired by the Company.

On February 8, 2012, the Company entered into a First Amendment to Assignment and Novation Agreement and a First Amendment to Membership Interest Pledge and Security Agreement (collectively, the “Edsel Amendments”) pursuant to which the Company agreed to delete Section 6, and other similar provisions, from each of the Novation and the Amended Pledge Agreement which provided for, among other items, the vesting, and release from any transfer restrictions, of a corresponding portion of the Company Oil and Gas Properties, as defined in the Novation and Amended Pledge Agreement, once at least fifty percent (50%) of the original principal amount of the Edsel Promissory Note had been paid to the Edsels and thereafter as each further payment of principal was made by the Company to the Edsels under the Edsel Promissory Note.  Except as expressly set forth in the Edsel Amendments, all of the terms and provisions of the Novation and Amended Pledge Agreement are unchanged and remain in full force and effect.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares)  were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, and 1/3 on September 1, 2013.

On March 5, 2012, David Brow resigned as a director the Company.

On March 5, 2012, pursuant to Article 3, Section 9 of the Bylaws of Company, the Board of Directors of the Company, appointed Morris B. “Sam” Smith, as a director of the Company to fill a vacancy.

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company is required to pay Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and is considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provides for, among other items the Company to use its best efforts to (i) the grant to the holder of the March 10% Note of a subordinated security interest in JHE, upon termination of the currently existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum, (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas, and (iii) upon issuance of the Pina Common Shares, under the terms of the Pina Employment Agreement, as may be amended from time to time, Pina will pledge the Pina Shares to secure payment of the March 10% Note.

The Company has evaluated subsequent events through the date of this report.

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

JHE Acquisition

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), among High Plains Oil, LLC, Nevada limited liability company (“High Plains”), and JHE, pursuant to which the Company acquired all of the membership interests in JHE Holdings, LLC, a Texas limited liability company (“JHE”) from High Plains (the “Acquisition”). High Plains is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011. Johnson was at arms' length to the Company prior to his appointment as a director.

In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock to High Plains (the “Consideration Shares”);

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Edsel Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the acquisition of JHE by High Plains from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the “High Plans Acquisition”);

(c)
execute and deliver a Novation and Assignment Agreement (the “Novation”) pursuant to which the Company will, effective June 1, 2011 (the “JHE Effective Date”): (i) assume all of the obligations and liabilities of High Plains under the Edsel Promissory Note, and (ii) in consideration for, among other things, consenting to the Acquisition and the forbearance by the Edsels of the first installment payment of $1,000,000 due under the Edsel Promissory Note on June 1, 2011 until June 10, 2011 or the closing date, issue an aggregate of 600,000 share of its common stock to the Edsels (the “Edsel Shares”);

(d)
undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE from the JHE Oil and Gas Properties, as defined below;

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company will, effective as of the Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Edsel Promissory Note as partial consideration in respect to the High Plains Acquisition and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Edsel Promissory Note and Amended Pledge Agreement;

(f)	undertake to cause JHE to make a distribution to High Plains, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro, a consultant who advised High Plains with regards to its acquisition of JHE and the Purchase Agreement, the accrued fees and expenses in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below). Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.  Pina was at arms'-length to the Company prior to his appointment.

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

The Company owns royalty, non-operated working interests and mineral interests in certain oil and gas properties in Texas. The Oil and Gas Properties include producing wells in the TXL Extension, Crane County, TX (1.00% working interest and 0.75% revenue interest in two wells); Bullard Prospect, Scurry County, TX (1.25% – 2.50% working interest and 0.94% – 2.08% revenue interest in eight wells); Nursery Prospect, Victoria County, TX (2.75% working interest and 2.00% – 2.10% revenue interest in 2 wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.24% - 5.00% working interest and 0.17% – 3.75% revenue interest in 23 wells); Madison Woodbine, Grimes and Madison Counties, TX (0.00% - 2.90% working interest and 0.0190% – 2.90% revenue interest in six wells); EnCana Hilltop Bossier Field, Robertson County, TX (0.4146% – 3.7640% working interest, 0.3192% – 2.7265% net revenue interest, and 0.00% – 0.5906% mineral interest in 5 wells) and Giddings Field, Fayette and Lee Counties, TX (0.00% - 3.00% working interest and 0.76% – 2.28% revenue interest in 7 wells).

In addition, the JHE Oil and Gas Properties include mineral interest and non-operated working interest rights in various oil and gas properties. See “Oil and Gas Properties” below.

County and Well Production Information

Texas County	Production Wells	Net Well Count
Crane	2.00	0.02
Dimmit	10.00	0.06
Fayette	6.00	0.14
Grimes	3.00	0.02
Lee	1.00	0.02
Madison	3.00	0.12
Robertson	5.00	0.04
Scurry	8.00	0.15
Victoria	2.00	0.04
Zavala	13.00	0.04
Total*	53.00	0.65

*Does not include interests in saltwater disposal wells.

Apache Acquisition

On December 6, 2011 the Company entered into a letter agreement (the “Apache Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Apache Sellers”) with a stated execution date of December 1, 2011 (the “Apache Execution Date”). The Letter Agreement is effective November 1, 2011. Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas. In return, the Apache Sellers received 203,571 shares of common stock of the Company and the Company assumed the responsibility for payment of certain operating expenses and capital expenditures.

The foregoing description of the Letter Agreement is qualified in its entirety by reference to the copy of the Apache Letter Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 7, 2011.

Colonial Acquisition
The Company entered into a Membership Interest Purchase Agreement with Colonial Royalties, LLC (“Colonial”) on December 30, 2011 (the “Colonial Purchase Agreement”), whereby Colonial would purchase 100% of the Company’s interests in JHE and the Retained Profits Interest, held by High Plains an entity wholly owned by Johnson, a director and the Chief Executive Officer of the Company (the “Colonial Transaction”), in consideration for $9,350,000. The first payment, $100,000, was received on December 30, 2011.

On February 6, 2012, the Company sent a Notice of Default and Termination (the “Colonial Notice”) to Colonial stating that Colonial was in breach of its payment obligations under the Colonial Purchase Agreement and that the Company was exercising its right to terminate the Colonial Purchase Agreement.  Under the terms of the Colonial Purchase Agreement, the delivery of the Colonial Notice by the Company to Colonial was not deemed to be an election of remedies and the Company retains the right to pursue all legal or equitable remedies against Colonial for breach of the Colonial Purchase Agreement.

Wevco Acquisition

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company is required to pay Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and is considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

The foregoing description of the Wevco Purchase Agreement is qualified in its entirety by reference to the copy of the Wevco Purchase Agreement which appears as Exhibit 10.19 to this quarterly report on Form 10-Q.

Edsel Promissory Note

Pursuant to the Amended Pledge Agreement, the Company, effective as of the JHE Effective Date, pledged 100% of the membership interests in JHE to the Edsels, including all rights and assets relating to such membership interests, as security for the payment and satisfaction of the Company’s obligations under the Edsel Promissory Note.

The JHE Oil and Gas Properties constitute material assets of the Company such that if the Company defaults under the Edsel Promissory Note and the Edsels satisfy the Company’s obligations under the Edsel Promissory Note by selling the unvested portion of the membership interests, the Company may lose all or a portion of the JHE Oil and Gas Properties. In accordance with terms of the Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the JHE Effective Date, all of High Plains’ obligations and liabilities under the Edsel Promissory Note. The Edsel Promissory Note had an initial principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum. At closing, the principal balance of the Edsel Promissory Note was $6,500,000 payable on scheduled installments.

On September 2, 2011, the Company paid $400,000 of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note and received an extension from the Edsels to pay the balance of the payment on or before September 15, 2011. The Company paid the balance of the installment payment prior to September 15, 2011.

The Company was unable to timely make the $2,000,000 December 2011 Edsel Payment to the Edsels due on December 31, 2011, and in consideration of a payment in the amount of $100,000 by the Company to the Edsels and pursuant to a letter agreement dated December 29, 2011, the Edsels agreed to extend the payment date for the December 2011 Edsel Payment until January 31, 2012, on which date the December 2011 Payment was due and payable. The Company was unable to timely make the extended payment to the Edsels on January 31, 2012 and as consideration for the Edsels agreeing to (i) further extend the due date for the December 2011 Payment until February 8, 2012 and (ii) extend the due date for March 2012 Edsel Payment until April 30, 2012 (collectively, the “Modified Payment Terms”), the Company offered to pay, among other items, the sum of $2,000,000 to the Edsels as a principal payment under the Edsel Promissory Note on or before February 8, 2012 pursuant to the terms of a letter agreement dated February 8, 2012.  Concurrently therewith, and as additional consideration for the Modified Payment Terms, the Company also agreed to execute the Edsel Amendments, which are described in more detail below.

On February 8, 2012, the Company made the $2,000,000 December 2011 Payment due to the Edsels under the Edsel Promissory Note and, consequently, the Company remains current in its payments obligations under the Edsel Promissory Note. The Company still owes the principal amount of $3,000,000 under the Edsel Promissory Note; $1,500,000 of which is due on April 30, 2012; and $1,500,000 of which is due on June 1, 2012.

On February 8, 2012, the Company entered into a First Amendment to Assignment and Novation Agreement and a First Amendment to Membership Interest Pledge and Security Agreement (collectively, the “Edsel Amendments”) pursuant to which the Company agreed to delete Section 6, and other similar provisions, from each of the Novation and the Amended Pledge Agreement which provided for, among other items, the vesting, and release from any transfer restrictions, of a corresponding portion of the Company Oil and Gas Properties, as defined in the Novation and Amended Pledge Agreement, once at least fifty percent (50%) of the original principal amount of the Edsel Promissory Note had been paid to the Edsels and thereafter as each further payment of principal was made by the Company to the Edsels under the Edsel Promissory Note.  Except as expressly set forth in the Edsel Amendments, all of the terms and provisions of the Novation and Amended Pledge Agreement are unchanged and remain in full force and effect.

Effective February 8, 2012, the Company entered into an Inter-Creditor Agreement (the “Inter-Creditor Agreement”) with the holders of the 10% Notes (as defined below – see Financings). The Inter-Creditor Agreement provides for, among other items, (i) the grant to the holders of the 10% Notes of a pledge and security interest in all of the membership interests and assets of the JHE, upon termination of the currently existing pledge and security interest in all of the membership interests and assets of JHE and (ii) the grant on a pro rata basis to the holders of the 10% Notes (based on the ratio of each holder’s investment relative to the aggregate proceeds of the 10% Note Issuance) of a 3.5% overriding royalty interest in certain properties which may be acquired by the Company. (See Financings below for additional information).

Financings

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

On September 14, 2011, the Company issued 6% convertible notes (the “6% Notes”) in the total amount of $1,500,000 (the “6% Note Issuance”). The 6% Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The 6% Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The 6% Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the 6% Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the 6% Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note (see Edsel Promissory Note above for more additional information).

On February 8, 2012, the Company issued 10% convertible notes (the “10% Notes”) in the aggregate principal amount of $2,750,000 (the “10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s 10% Note (based on the ratio of the principal amount of such holder’s 10% Note relative to the aggregate principal amount of all the 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes. (See Edsel Promissory Note above for additional information)

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provides for, among other items the Company to use its best efforts to (i) the grant to the holder of the March 10% Note of a subordinated security interest in JHE, upon termination of the currently existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum, (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas, and (iii) upon issuance of the Pina Common Shares (as defined below), under the terms of the Pina Employment Agreement (as defined below), as may be amended from time to time, Pina will pledge the Pina Shares (as defined below) to secure payment of the March 10% Note.

The foregoing description of the Addendum is qualified in its entirety by reference to the copy of the Addendum which appears as Exhibit 10.21 to this quarterly report on Form 10-Q.

Officer/Director Compensation and Appointments

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

On July 6, 2011, David Brow (“Brow”), the sole officer of the Company, was granted 100,000 stock options under the Plan at an exercise price of $0.50 and vesting immediately.

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

On October 11, 2011, the Company entered into the Johnson Employment Agreement with Johnson, a director and Chairman of the Board of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Johnson Effective Date”) and ending on the second anniversary of the Johnson Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued shares of common stock of the Company (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

(a)
Restricted Share Issuance 1: 1,514,500 Restricted Shares are payable and issued on the following schedule so long as Johnson is employed or the Johnson Employment Agreement is still effective: 1/3 on March 1, 2012, 1/3 on June 1, 2012, 1/3 on September 1, 2012 (as amended on February 29, 2012 to 1/3 on March 1, 2013, 1/3 on June 1, 2013, and 1/3 on September 1, 2013);

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

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Common Shares”) on the Effective Date, 500,000 Pina Common Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Common Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Common Shares, whereby Pina will receive 1,000,000 Pina Common Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Common Shares on the 24 month anniversary of the Pina Effective Date. Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Common Shares issued on the Pina Effective Date.

The foregoing description of the Pina Amending Agreement is qualified in its entirety by reference to the copy of the Pina Amending Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2011.

On January 13, 2012, pursuant to Article 3, Section 9 of the Bylaws of Company, the Board of Directors of the Company, appointed Thomas Merrill Richards, as a director of the Company to fill a vacancy.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares) were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, 1/3 on September 1, 2013.

On March 5, 2012, Brow resigned as a director the Company.

On March 5, 2012, pursuant to Article 3, Section 9 of the Bylaws of Company, the Board of Directors of the Company, appointed Morris B. “Sam” Smith, as a director of the Company to fill a vacancy.

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

INCOME STATEMENT DATA	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011

Revenue	$255,935	$-	$765,906	$-
Operating Expenses	$1,908,472	$9,757	$8,119,954	$20,929
Net Loss	$(2,059,499)	$(9,757)	$(8,521,258)	$(20,929)
Net Loss per Common Share Basic and Diluted	$(0.07)	$-	$(0.26)	$-
Weighted Average Number of Common Shares Outstanding Basic and Diluted	29,961,739	41,400,000	33,205,326	41,400,000

BALANCE SHEET DATA	At January 31, 2012	At April 30, 2011

Working Capital Deficiency	$(5,282,351)	$(42,800)
Total Assets	$3,912,257	$6,795
Accumulated Deficit	$(8,691,491)	$(97,800)
Shareholders’ Deficit	$(2,843,188)	$(42,800)

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

Bullard Prospect (Scurry County, TX) is a producing oil/gas field located in Scurry County, Texas which is located in the Permian Basin in West Texas. The Company owns a 1.25% - 2.50% working interest (0.9375% - 2.0833% net revenue interest) in eight oil/gas wells producing out of the Clear Fork and Glorietta formations at an approximate depth of 3,800 to 3,900 feet. Further, the operator may drill in 5-6 more locations in the Bullard Prospect in the next 12 months. As of January 3, 2011, the operator had identified approximately 6-10 undeveloped locations in the Bullard Prospect. The Company has interests in wells located in the Bullard Prospect operated by Unitex Oil & Gas. The Company holds interests in 3,104.19 gross acres, 2,862.69 of which is undeveloped, and 75.34 net acres, 71.57 of which is undeveloped.

TXL Extension (Crane County, TX) is a producing oil/gas field located in Crane County, Texas, which is located in the Permian Basin in West Texas. The Company has interests in wells located in the TXL Extension operated by CML Exploration, LLC. The Company owns a 1.00% working interest (0.75% net revenue interest) in two wells producing out of the Wolfcamp formation at an approximate depth of 8,000 to 9,000 feet. The Company holds interests in 80.00 gross acres and 0.80 net acres in the TXL Extension.

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

Pearsall Prospect

The Pearsall field was originally discovered in the 1930’s and is part of a major oil-producing trend that stretches from near the Texas/Mexico border to the Texas/Louisiana border. The Company’s Eagle Ford interests in the Pearsall Prospect are operated by Chesapeake Energy Corporation (“Chesapeake”). The Company owns interests in various non-producing overriding royalty interest in the Eagle Ford Shale, which is a deeper, productive formation located in the same geographic area below the Austin Chalk formation and is generally considered to be the “source rock” for much of the regional production. Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 9 wells have been, or are currently being drilled on the aforementioned asset. In addition, the Company owns a 1.00% overriding royalty interest in 3,200 acres operated by Chesapeake.  Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 9 wells have been, or are currently being drilled on the aforementioned asset.  In addition, the Company owns a 1.0% overriding royalty interest in 3,200 acres operated by Chesapeake.

Approximately 50% of the horizontal drill wells in the world have been drilled in the Austin Chalk.  The Austin Chalk is a prolific reservoir that has been developed with vertical and horizontal drilling techniques.   The Company’s Austin Chalk wells in the Pearsall Prospect are operated by CML Exploration, LLC. The Company owns a 0.24% - 5.00% working interest (0.17% - 3.75% net revenue interest) in 20 oil wells producing out of the Austin Chalk and Buda formations at an approximate depth of 6,000 to 7,100 feet. The Company holds interests in gross acres of 36,687.53 and net acres of 90.2365 in the Pearsall Prospect. Oil and natural gas production from this area is 40 degrees-gravity oil and 1,200 - 1,600 BTU natural gas. The Company also owns interests in various non-producing overriding royalty interests in the Eagle Ford Shale, which is a deeper, productive formation located in the same geographic area (see Eagle Ford Pearsall Prospect).

Nursery Prospect

Nursery Prospect (Victoria County, TX) is a producing gas field located in Victoria County, Texas. The Nursery Prospect is situated in an area that has exhibited excellent gas and very good associated condensate production. The Company owns a 2.75% working interest (2.00% - 2.10% net revenue interest) in two gas wells producing out of the Frio and Miocene formations at an approximate depth of 4,400 to 6,000 feet. The Company’s wells located in the Nursery Prospect are operated by CML Exploration, LLC. The Company holds interests in 8,000 gross acres and 22,000 net acres in the Nursery Prospect.

Madisonville Woodbine Prospect

Madisonville Woodbine Prospect (Grimes and Madison Counties, TX) is a producing oil field located south of Madisonville, Texas. The Company owns a 0.00% - 2.90% working interest (0.019% - 2.90% net revenue interest) in six oil wells producing out of the Woodbine formation at an approximate depth of 7,800 to 9,000 feet. The Company acquired these interests via an acquisition which enjoins mineral and working interests in the Madisonville Woodbine Prospect through perpetual mineral deeds. The Company's wells located in the Madisonville Woodbine Prospect are currently operated by CML Exploration and Woodbine Acquisition Corp.  The Company holds interests in 3,466.23 gross acres and 43.9655 net acres in the Madisonville Woodbine Prospect. The Company owns approximately a 5.00% net revenue interest in the Oltmann Unit #1. Oil and natural gas production from this area is 40 degrees - gravity oil and 1,200 - 1,400 BTU natural gas. The Company also owns an interest in WAC's Camp #1 well which is undergoing completion and in several undeveloped horizontal Woodbine locations.

EnCana Hilltop Bossier Field

EnCana Hilltop Bossier Field (Robertson County, TX) is a producing gas field located west of Centerville Texas, in east Texas. The Company owns a 3.76% mineral interest, 0.31% net revenue interest and 0.42% working interest in five gas wells producing out of the Bossier formation at an approximate depth of 11,000 to 12,500 feet. The Company owns this interest by virtue of a perpetual mineral interest and royalty interests in the five wells. Deep Bossier wells intersect shale and sandstone formations that are between 2,000 and 3,000 feet thick. The Company obtained its perpetual mineral interest from one of the original mineral owners. The Company’s wells in the EnCana Hilltop Bossier Field are operated by EnCana Oil & Gas (USA), Inc. The Company holds interests in 1,628.42 gross acres and 9.88 net acres in the EnCana Hilltop Bossier Field.

Giddings Field

Giddings Field (Fayette and Lee Counties, TX) is a producing oil field across several counties in South Central Texas. The Giddings field was rapidly exploited in the 1970’s and eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana. The primary producing reservoir is the Austin Chalk which produced over 1 Billion BOE through vertical development and then underwent massive horizontal development beginning in the early 1990’s, with secondary production from the Taylor and deeper Buda and Georgetown formations. The Company owns a 0.00% - 3.00% working interest (0.76% - 2.28% net revenue interest) in seven oil wells producing out of the Austin Chalk formation at an approximate depth of 7,800 to 9,000 feet. The Company’s wells in Giddings field are operated by Leexus Oil LLC. The Company holds interests in 1,766.13 gross acres and 54.25 net acres in Giddings field.

Glass Prospect

Glass Prospect (Glasscock County, TX) is project area encompasses 1,280 gross acres and 640 net mineral acres located in the oil-rich Permian basin region and is operated by Apache Corporation (“Apache”). The operator has already drilled 4 Spraberry wells and is evaluating the potential for additional development. Covering 2,500 square miles and six Texas counties, the Spraberry Formation is one of the largest in the nation for total proved reserves. The formation produces oil from a single enormous sedimentary unit located between the depths of 5,100 and 8,300 feet. In 2007, the U.S. Department of Energy ranked the Spraberry Trend third in the United States by total proved reserves and seventh in total production. Estimated reserves for the entire Spraberry-Dean unit exceed 10 billion barrels. To-date the formation has produced an estimated one billion barrels of oil. While development on the Glass Prospect leases has focused on the Spraberry formation to-date, the project is prospective for both Fusselmen and Cline Shale opportunities.  Apache is actively drilling horizontal Cline shale wells in the same field as the Glass prospect, and a recent Cline well drilled by Apache produced 8,800 bbl of oil equivalent in the first 30 days on-line.

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

Commodity Price Environment

Generally, the demand and the price of natural gas increases during the colder winter months and decreases during the warmer summer months.  Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

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

Results of Operations

Three-month period ended January 31, 2012 compared to three-month period ended January 31, 2011

We earned $255,935 in revenues for the three months ended January 31, 2012 compared to nil in the three months ended January 31, 2011.  We incurred operating expenses in the amount of $1,908,472 for the three months ended January 31, 2012, compared to $9,757 for the three months ended January 31, 2011. Operating expenses for the three month period ended January 31, 2012 included: (a) general and administrative costs of $1,734,886 ($9,757 for the same period in 2011), (b) lease operating expenses of $32,154 (nil for the same period in 2011), (c) production taxes of $10,878 (nil for the same period in 2011), and (d) depreciation, depletion, and amortization of $130,554 (nil for the same period in 2011). The increase of $1,898,715 in operating expenses for the three months ended January 31, 2012 compared to January 31, 2011 is a result of stock based compensation and the changes in operation of the Company resulting from the acquisition of JHE.  Stock based compensation totaled $1,209,669 for the three months ended January 31, 2012 and nil for the three months ended January 31, 2011.

We incurred a net loss in the amount of $2,059,499 for the three months ended January 31, 2012, compared to $9,757 for the three months ended January 31, 2011. Our increased loss was primarily attributable to stock based compensation and operating expenses of the newly acquired subsidiary JHE.

Nine-month period ended January 31, 2012 compared to nine-month period ended January 31, 2011

We earned $765,906 in revenues for the nine months ended January 31, 2012 compared to nil for the nine months ended January 31, 2011.  We incurred operating expenses in the amount of $8,119,954 for the nine months ended January 31, 2012, compared to $20,929 for the nine months ended January 31, 2011. Operating expenses for the nine month period ended January 31, 2012 included: (a) general and administrative costs of $4,211,767 ($20,929 for the same period in 2011), (b) lease operating expenses of $69,944 (nil for the same period in 2011), (c) production taxes of $39,830 (nil for the same period in 2011), and (d) depreciation, depletion, and amortization of $400,718 (nil for the same period in 2011). The increase of $8,099,025 in operating expenses for the nine months ended January 31, 2012 compared to January 31, 2011 is a result of stock based compensation and of the changes in operation of the Company resulting from the acquisition of JHE.  Stock based compensation totaled $3,082,625 for the nine months ended January 31, 2012 and nil for the nine months ended January 31, 2011.

We incurred a net loss in the amount of $8,521,258 for the nine months ended January 31, 2012, compared to $20,929 for the nine months ended January 31, 2011.  Our increased loss was primarily attributable to stock based compensation and operating expenses of the newly acquired subsidiary JHE.

Liquidity and Capital Resources

As of January 31, 2012, the Company had current assets of $296,126 consisting of $96,775 cash, $188,247 trade accounts receivable, and $11,104 prepaid expenses, and current liabilities of $5,578,477.  The current liabilities consist of the discounted note payable to seller of $4,883,874, accounts payable and accrued liabilities of $499,532, amounts due to related party of $24,521, interest payable of $46,687, and a deposit of $100,000. As of the Company’s year ended April 30, 2011, the Company had current assets of $6,795 and current liabilities of $49,595. The increase in current liabilities between these two periods is primarily the result of the incurrence of a seller note payable related to the acquisition of JHE.

As of January 31, 2012, the Company had a working capital deficit of $5,282,351, compared to a deficit of $42,800 as at April 30, 2011. We estimate that cash requirements of approximately $3,600,000 will be required for development and administration costs, and to fund working capital during the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Failure to raise needed financing could result in our having to discontinue our mining oil and gas development business.

As at January 31, 2012, we had a cumulative deficit of $8,691,491 compared to $97,800 as at April 30, 2011. We expect to incur further losses during the remainder of our fiscal year ending April 30, 2012.

During the period covered by this quarterly report, the Company was unable to timely make the $2,000,000 December 2011 Edsel Payment to the Edsels due on December 31, 2011, and in consideration of a payment in the amount of $100,000 by the Company to the Edsels and pursuant to a letter agreement dated December 29, 2011, the Edsels agreed to extend the payment date for the December 2011 Edsel Payment until January 31, 2012, on which date the December 2011 Payment was due and payable. The Company was unable to timely make the extended payment to the Edsels on January 31, 2012 and as consideration for the Edsels agreeing to (i) further extend the due date for the December 2011 Payment until February 8, 2012 and (ii) extend the due date for March 2012 Edsel Payment until April 30, 2012 (collectively, the “Modified Payment Terms”), the Company offered to pay, among other items, the sum of $2,000,000 to the Edsels as a principal payment under the Edsel Promissory Note on or before February 8, 2012 pursuant to the terms of a letter agreement dated February 8, 2012.  Concurrently therewith, and as additional consideration for the Modified Payment Terms, the Company also agreed to execute the Edsel Amendments (described in more detail above in the section entitled Edsel Promissory Note.)

On February 8, 2012, the Company made the $2,000,000 December 2011 Payment due to the Edsels under the Edsel Promissory Note and, consequently, the Company remains current in its payment obligations under the Edsel Promissory Note. The Company still owes the principal amount of $3,000,000 under the Edsel Promissory Note; $1,500,000 of which is due on April 30, 2012; and $1,500,000 of which is due on June 1, 2012.

The Edsel Promissory Note is secured by a pledge of all of the Company’s membership interests in JHE to the Edsels pursuant to the Amended Pledge Agreement and the First Amendment to Membership Interest Pledge and Security Agreement (described in more detail above in the section entitled Edsel Promissory Note).  If the Company defaults on any of its obligations under the Edsel Promissory Note, the Edsels shall be entitled to exercise any and all remedies available at law to secure payment of the Edsel Promissory Note, including, but not limited to, selling the unvested portion of the membership interests.

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

On August 17, 2011, the Company closed a private placement of shares. Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act).

On September 2, 2011, the Company paid $400,000 of the $1,500,000 installment due on September 1, 2011 for the Promissory Note and received an extension from the Edsels to pay the balance of the payment on or before September 15, 2011.

On September 14, 2011, the Company issued 6% convertible notes (the “6% Notes”) in the total amount of $1,500,000 (the “6% Note Issuance”). The 6% Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The 6% Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The 6% Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the 6% Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the 6% Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note.

On February 8, 2012, the Company issued the 10% Notes in the aggregate principal amount of $2,750,000 (the “10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement.  The 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s 10% Note (based on the ratio of the principal amount of such holder’s 10% Note relative to the aggregate principal amount of all the 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment,  under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes.

On March 14, 2012, the March 10% Notes for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum.  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

The Company does not currently have sufficient cash to fund its working capital requirements or to make the next installment payment under the Edsel Promissory Note of $1,500,000 on April 30, 2012 or the final payment of $1,500,000 due on June 1, 2012. Consequently, in order to avoid defaulting on its payment obligations under the Edsel Promissory Note and to fund its working capital requirements, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Edsel; Promissory Note.

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

We estimate that we will require approximately $3,600,000 over the next twelve months to fund our capital requirements. We do not currently have sufficient capital to fund these commitments. Therefore, we need to raise approximately $3,600,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

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

The following contractual obligations chart is based on obligations as of March 15, 2012.  Contractual obligations of less than 1 year are obligations payable between February 8, 2012 through January 31, 2013, a portion of which has been paid prior to March 16, 2012.  Contractual obligations of 1-3 years are obligations payable between February 1, 2012 and January 31, 2014.

Contractual Obligations	Less than 1 year	1-3 years

Long Term Debt Obligations

Promissory Note to James H. Edsel, Nancy Edsel, and James Edsel, Jr. (i)	$3,000,000

6% Convertible Notes Payable (ii)		$1,500,000

10% Convertible Notes Payable due February 8, 2013 (iii)		$2,750,000

10% Convertible Notes Payable due March 14, 2013 (iv)		$500,000

Purchase Obligations

Salary payments to G. Jonathan Pina (v)	$180,000	$80,322

Consulting Agreement with Big Sky Management (vi)	$62,500

Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC (vii)	$96,000

Salary Payments to S. Jeffrey Johnson (viii)	$200,000	$133,333

Professional Services Agreement with ChangeWave Inc. (ix)	$20,000

Total	$3,558,500	$4,963,655

(i) The Promissory Note is payable in the following installments:  $1,500,000 on April 30, 2012, and $1,500,000 on June 1, 2012.

(ii) The 6% Convertible Notes are due and payable on September 14, 2014 and accrue interest at a rate of 6% per annum and payable at maturity.

(iii) The 10% Convertible Notes are due and payable on February 8, 2013 and pay interest at a rate of 10% per annum and payable monthly.

(iv) The 10% Convertible Notes are due and payable on March 14, 2013 and pay interest at a rate of 10% per annum and payable monthly.

(v) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(vi) Monthly installments of $12,500 for a one-year term, beginning July 1, 2011.With a thirty-day notice, either party may terminate the agreement.

(vii) Monthly installments of $11,000 for the first two months, $13,500 for months three to six, and $16,000 for months seven to twelve, beginning August 1, 2011.

(viii) Annual salary in the amount of 200,000 starting on October 1, 2011 with no set payment intervals for a two-year term.

(ix) $20,000 due on March 20, 2012.

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

Item 4.                 Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this quarterly report, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the Securities Act, which transactions were previously disclosed in the previous Quarterly Report on Form 10-Q or Current Reports on Form 8-K.

On December 6, 2011 the Company entered into the Apache Letter Agreement with Apache Seller.  Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas. In return, the Apache Sellers were issued, on March 8, 2012, 203,572 shares of common stock of the Company (the “Apache Acquisition Shares”) and the Company assumed the responsibility for payment of certain operating expenses and capital expenditures, effective December 1, 2011.

The Apache Acquisition Shares have not and will not be registered under Securities Act, or the laws of any state of the United States.  Accordingly, the Apache Acquisition Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Apache Acquisition Shares will be placed pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof.

On February 8, 2012, the Company issued the 10% Notes in the aggregate principal amount of $2,750,000 (the “10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement.  The 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s 10% Note (based on the ratio of the principal amount of such holder’s 10% Note relative to the aggregate principal amount of all the 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment,  under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes.

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company is required to pay Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and is considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

 The Wevco Common Shares will not be registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the Wevco Common Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Wevco Common Shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

The 10% Notes and the March 10% Note were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions.  The 10% Notes and the March 10% Note were not registered under the Securities Act, or the laws of any state of the United States, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act).  The 10% Notes and the March 10% Note may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The 10% Notes and the March 10% Note were placed pursuant to exclusions from the registration requirements of the Securities Act pursuant to Rule 903 thereunder, such exclusions being available based on information obtained from the private placement investors.

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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Form of Series A 6% Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.11	S. Jeffrey Johnson Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.12	Letter Agreement (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.13	Amending Agreement to Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)
10.14	Membership Interest Purchase Agreement with Colonial Royalties LLC, dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.15	Form of 10% Convertible Note (February 2012)
10.16	Inter-Creditor Agreement
10.17	First Amendment to Assignment and Novation Agreement
10.18	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement
10.19	Leasehold Purchase Agreement dated March 8, 2012
10.20	Form of 10% Convertible Note (March 2012)
10.21	Addendum to March 2012 Convertible Note Subscription Agreement
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

CIRCLE STAR ENERGY CORP.

Dated: March 16, 2012	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2012	By:	/s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)