Form 10-K
period 2012-04-30
CIRCLE STAR ENERGY CORP.
filed 2012-08-13
CIK 1439971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended APRIL 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-53868

CIRCLE STAR ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0696883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7065 Confederate Park Road, Suite 102, Fort Worth, Texas	76108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 744-8502

Securities registered under Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,369,800.

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

As of August 8, 2012, we had 40,404,571 shares of common stock outstanding.

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

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	risks related to continuation or disposal of our on-line customer support business;
•	risks related to the competition from large number of established and well-financed entities that are actively involved in the oil and gas development business;
•	risks related to drilling, completion and facilities costs;
•	risks related to abandonment and reclamation costs;
•	risks related to the performance and characteristics of our oil and gas properties;
•	risks related to expected royalty rates, operating and general administrative costs, costs of services and other costs and expenses;
•	risks related to our oil and gas production levels;
•	risks related to fluctuations in the price of oil and gas, interest and exchange rates;
•	risks related to the oil and gas industry, such as risks in developing and producing crude oil and natural gas and market demand;
•	risks related to actions taken by governmental authorities, including increases in taxes and changes in government regulations and incentive programs;
•	risks related to geological, technical, drilling and processing problems;
•	risks and uncertainties involving geology of oil and gas deposits;
•	risks related to our ability to locate satisfactory properties for acquisition or participation;
•	risks related to shut-ins of connected wells resulting from extreme weather conditions;
•
 risks related to hazards such as fire, explosion, blowouts, cratering and spills, each of which could result in substantial damage to wells, production facilities, other property and the environment or in personal injury;

•	risks related to encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations;
•	risks related to the possibility that government policies or laws, including laws and regulations related to the environment, may change or governmental approvals may be delayed or withheld;
•	risks related to competition for and/or inability to retain drilling rigs and other services;
•	risks related to competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	risks related to our history of operating losses, our limited financial resources and our needs for additional financing;
•	risks related to the integration of our new management and implementation of our expanded business strategy in the oil and gas development business;
•	other risks related to the thinly traded market for our securities; and
•
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

In June 2011, the Company changed its focus and undertook an acquisition of interests in oil and gas producing properties.  As a result of the acquisition, the Company was no longer in the development stage.  On June 2, 2011, David Brow (”Brow”) replaced Felipe Pati, as the sole officer of the Company and was appointed as the President, Treasurer and Secretary. On June 6, 2011, Brow was elected as the sole director of the Company at the annual and special meeting of the shareholders. At the annual and special meeting, the shareholders voted in favor of changing the name of the Company to Circle Star Energy Corp. and amending and restating the bylaws of the Company.

On June 16, 2011 the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

JHE Acquisition

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “JHE Purchase Agreement”), among High Plains Oil, LLC, Nevada limited liability company (“High Plains”), and JHE Holdings, LLC (“JHE”), pursuant to which the Company acquired all of the membership interests in JHE, a Texas limited liability company from High Plains (the “JHE Acquisition”). High Plains is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011. Johnson was at arms' length to the Company prior to his appointment as a director.

 In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock to High Plains (the “High Plains Consideration Shares”);

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

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company will, effective as of the JHE Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Edsel Promissory Note as partial consideration in respect to the High Plains Acquisition and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Edsel Promissory Note and Amended Pledge Agreement;

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

The acquisition of JHE by the Company closed on June 16, 2011 and was subject to customary closing conditions, including, but not limited to, the receipt of all necessary consents and approvals, the Company and High Plains having complied with all covenants under the JHE Purchase Agreement, and there being no pending litigation, judgment, order or decree that would prohibit the acquisition of JHE by the Company.

The Company owns royalty, non-operated working interests and mineral interests in certain oil and gas properties in Texas. The Oil and Gas Properties include producing wells in the TXL Extension, Crane County, TX (1.00% working interest and 0.75% revenue interest in two wells); Bullard Prospect, Scurry County, TX (1.25% – 2.50% working interest and 0.94% – 2.08% revenue interest in nine wells); Nursery Prospect, Victoria County, TX (2.75% working interest and 2.00% – 2.10% revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.24% - 5.00% working interest and 0.17% – 3.75% revenue interest in 25 wells); Madison Woodbine, Grimes and Madison Counties, TX (0.00% - 2.90% working interest and 0.0190% – 2.90% revenue interest in seven wells); Giddings Field, Fayette and Lee Counties, TX (0.00% - 3.00% working interest and 0.76% – 2.28% revenue interest in six wells); and the Glass Prospect in Glasscock County, TX (3.17% working interest in four wells).

In addition, the JHE Oil and Gas Properties include mineral interest and non-operated working interest rights in various oil and gas properties. See “Oil and Gas Properties” below.

County and Well Information

Texas County	Producing Wells*	Net Well Count
Crane	2.00	0.02
Dimmit	11.00	0.08
Fayette	6.00	0.15
Glasscock	4.00	0.13
Grimes	3.00	0.02
Madison	4.00	0.11
Scurry	9.00	0.19
Victoria	3.00	0.07
Zavala	14.00	0.05
Total*	56.00	0.82

*Does not include interests in saltwater disposal wells.

Redfish Properties Acquisition

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

The foregoing description of the Apache Letter Agreement is qualified in its entirety by reference to the copy of the Apache Letter Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 7, 2011.

Colonial Divestiture

The Company entered into a Membership Interest Purchase Agreement with Colonial Royalties, LLC (“Colonial”) on December 30, 2011 (the “Colonial Purchase Agreement”), whereby Colonial would purchase 100% of the Company’s interests in JHE and the Retained Profits Interest, held by High Plains (the “Colonial Transaction”), in consideration for $9,350,000. The first payment, $100,000, was received on December 30, 2011.

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

Wevco Acquisition

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company paid Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and was considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

The foregoing description of the Wevco Purchase Agreement is qualified in its entirety by reference to the copy of the Wevco Purchase Agreement which appears as Exhibit 10.19 to the Company quarterly report on Form 10-Q filed with the SEC on March 13, 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “First Amendment Agreement”). The Company paid Wevco a non-refundable $100,000 extension fee (the “First Extension Price”) which is considered an advance on the Wevco Purchase Price.

The foregoing description of the First Amendment Agreement is qualified in its entirety by reference to the copy of the Amendment Agreement attached as Exhibit 10.1 to the Company’s Current Report.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

The foregoing description of the Second Amendment is qualified in its entirety by reference to the copy of the Second WEVCO Amendment attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012 with the SEC.

As part of our commitment to finalize the WevCo Purchase Agreement, we are evaluating various alternatives for securing the necessary capital, which may take the form of a convertible debenture or unit (common stock with warrants) offering or the sale of assets.  Based upon the Second WevCo Amendment, we must pay $4,500,000 no later than September 28, 2012.  We are pursuing all available alternatives to ensure a final close of the transaction but cannot be sure our efforts will result in securing the necessary capital.

BlueRidge Acquisition

On July 9, 2012, the Company entered into the Amendment to the Purchase and Sale Agreement (the “BlueRidge Amendment”) with BlueRidge Petroleum Corporation, Walter F. Brown, Kirk T. and/or Rebecca L. Rundle as JTRS, First Equity Resources, LLC, G. Jeff Mowry and Marsha S. Mowry Trust Dated July 9, 2007, Harold C. Porter Family Trust, Bobbie D. Porter Living Trust dated December 13, 2004, Porter Oil Properties, LLC, OA Operating, Inc., and Swann Resources, Inc. (collectively the “BlueRidge Sellers”). The Amendment amends the Purchase and Sale Agreement entered into by the same parties on April 17, 2012 (the “BlueRidge Purchase Agreement”).

Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas, as more fully described in Exhibit A to the BlueRidge Purchase Agreement in return for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County (the “Sheridan Properties”) and 12,781 acres in Graham County.

The BlueRidge Amendment modified the terms of the BlueRidge Purchase Agreement by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the Company paid $50,000 to the BlueRidge Sellers and issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.

Based upon the BlueRidge Amendment, the Company possesses an option to purchase the remaining acreage owned by BlueRidge on or before September 28, 2012.  The company will exercise its option only upon receiving sufficient funding.  We are pursuing all available funding alternatives including but not limited to a convertible debenture or unit (common stock with warrants) offering or a sale of assets; however, we cannot be sure our efforts will be successful in raising the necessary capital.

Pursuant to the BlueRidge Amendment, the Company has the option (the “BlueRidge Option”) to purchase interests in 80,871 acres in Kansas (including the properties in the Rawlins and Graham Counties noted above), by making a cash payment of $10,108,875 and by delivering the number of Common Shares equal to $1,000,000, based on the market price of the Common Shares on the date before closing of the BlueRidge Option, on or before September 28, 2012.

The foregoing description of the BlueRidge Purchase Agreement is qualified in its entirety by reference to the copy of the Blue Purchase Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012 with the SEC.

The foregoing description of the BlueRidge Amendment is qualified in its entirety by reference to the copy of the BlueRidge Amendment attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012 with the SEC.

Edsel Promissory Note

Pursuant to the Amended Pledge Agreement, the Company, effective as of the JHE Effective Date, pledged 100% of the membership interests in JHE to the Edsels, including all rights and assets relating to such membership interests, as security for the payment and satisfaction of the Company’s obligations under the Edsel Promissory Note.

The JHE Oil and Gas Properties constitute material assets of the Company such that if the Company defaults under the Edsel Promissory Note and the Edsels satisfy the Company’s obligations under the Edsel Promissory Note by selling the unvested portion of the membership interests, the Company may lose all or a portion of the JHE Oil and Gas Properties. In accordance with terms of the JHE Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the JHE Effective Date, all of High Plains’ obligations and liabilities under the Edsel Promissory Note. The Edsel Promissory Note had an initial principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bears interest at a rate of 5% per annum. At closing, the principal balance of the Edsel Promissory Note was $6,500,000 payable on scheduled installments.

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

On February 8, 2012, the Company made the $2,000,000 December 2011 Payment due to the Edsels under the Edsel Promissory Note.

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

Effective February 8, 2012, the Company entered into an Inter-Creditor Agreement (the “Inter-Creditor Agreement”) with the holders of the February 10% Notes (as defined below – see Financings). The Inter-Creditor Agreement provides for, among other items, (i) the grant to the holders of the 10% Notes of a pledge and security interest in all of the membership interests and assets of JHE, upon termination of the currently existing pledge and security interest in all of the membership interests and assets of JHE and (ii) the grant on a pro rata basis to the holders of the 10% Notes (based on the ratio of each holder’s investment relative to the aggregate proceeds of the 10% Note Issuance) of a 3.5% overriding royalty interest in certain properties which may be acquired by the Company. (See Financings below for additional information).

The payment of $1,500,000 due on April 30, 2012 was paid on time.  Effective June 1, 2012, the Edsels and Circle Star entered into a Note Payment Agreement (the “Note Payment Agreement”, whereby, Circle Star paid the Edsels $1,250,000 and conveyed to Orbis Energy, Ltd. (“Orbis”) certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended Pledge Agreement and the Novation.

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

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes. (See Edsel Promissory Note above for additional information)

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provides for, among other items the Company to use its best efforts to (i) the grant to the holder of the March 10% Note of a subordinated security interest in JHE, upon termination of the currently existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum, (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas, and (iii) upon issuance of the Pina Bonus Shares (as defined below), under the terms of the Pina Employment Agreement (as defined below), as may be amended from time to time, Pina will pledge the Pina Shares (as defined below) to secure payment of the March 10% Note.

The foregoing description of the Addendum is qualified in its entirety by reference to the copy of the Addendum which appears as Exhibit 10.21 to this quarterly report on Form 10-Q.

Subsequent Events

As of April 30, 2012, the Company issued 4,800,000 shares of common stock in connection with the exercise of 4,800,000 share purchase warrants at $0.50 per share. The Company received $2,400,000 in proceeds of which $1,200,000 was received in April 2012 and $1,200,000 in May 2012.  The Company recorded a receivable of $1,200,000 for those warrants exercised in April 2012 but for which funds had not been received as of the balance sheet date.  The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one share of common stock and one common stock purchase warrant, exercisable to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. The terms of the offering are described in more detail above and on the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011.

On May 15, 2012, the Company closed a private placement of units to an "Accredited Investor" (as defined in Rule 501(a) of the Securities Act). Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

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

On July 6, 2011, Brow, a former sole officer of the Company, was granted 100,000 stock options under the Plan at an exercise price of $0.50 and vesting immediately.

On July 7, 2011, the Company and Felipe A. Pati (“Pati”), a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Pati contributed 19,550,000 shares of common stock of the Company as a capital contribution to the Company. The Company and Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s expanded business strategy.

On July 11, 2011, Pina was appointed as the Chief Financial Officer of the Company and took over the Treasurer duties that previously belonged to Brow. On July 11, 2011, the Company entered into an executive employment agreement with Pina (the “Pina Employment Agreement”), pursuant to which Pina will serve as the Company’s Chief Financial Officer effective as of July 11, 2011 (the “Pina Effective Date”). Pursuant to the terms of the Pina Employment Agreement, Pina will receive an initial annual base salary of $180,000, which may be increased at the discretion of the Board, and Pina will also receive a signing bonus of 1,500,000 shares of common stock of the Company (the “Pina Bonus Shares”), of which 500,000 Bonus Shares vest and are payable on execution of the Employment Agreement, 500,000 Bonus Shares vest and are payable 12 months after the Pina Effective Date and 500,000 Bonus Shares vest and are payable 24 months after the Pina Effective Date. The term of the Employment Agreement is for two years from the Pina Effective Date and shall be automatically extended by one year unless notice is given 30 days prior to the expiration of the employment period or the agreement is otherwise terminated.

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 Pina Bonus on the Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense to be recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.  Of this amount, $14,709 was recognized in the three months ended January 31, 2011.

The Pina Employment Agreement provides that in the event of Pina’s termination for any reason other than for Cause (as defined in the Pina Employment Agreement) or a resignation for  Good Reason (as defined in the Employment Agreement), Pina will be entitled to severance payments (i) if the termination is after six months of employment, but less then twelve months, the Company shall pay severance, based upon Pina’s base salary and medical and dental insurance, if any, equal to six months' salary and reimburse Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of six months, or (ii), if the termination is after twelve months or more of employment, the Company shall pay severance, based upon Pina’s base salary and medical and dental insurance, if any, equal to twelve months salary and reimburse Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of twelve months.

In connection with the Pina Employment Agreement, Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting 12 months after the Pina Effective Date, 116,667 stock options vesting 24 months after the Pina Effective Date and 116,667 stock options vesting 36 months after the Pina Effective Date. The exercise price for the stock options is $0.50, which is based upon the current price at which shares of the Company’s common stock is trading on the OTCBB, the lack of an active trading market of the common stock and the exploratory stage of the Company and its business.

The Pina Employment Agreement can be found as exhibit 10.1 to the current report filed on Form 8-K and filed with the SEC on July 13, 2011.

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

On October 11, 2011, the Company entered into an executive employment agreement with Johnson (the “Johnson Employment Agreement”), a director and Chairman of the Board of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Johnson Effective Date”) and ending on the second anniversary of the Johnson Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued shares of common stock of the Company (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

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

On December 21, 2011, the Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the Pina Employment Agreement. Pursuant to the Pina Employment Agreement, the Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date. Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date

The foregoing description of the Pina Amending Agreement is qualified in its entirety by reference to the copy of the Pina Amending Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2011.

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

On July 16, 2012, pursuant to Article 3, Section 9 of the Bylaws of Company, the Board of Directors of the Company, appointed Elmer Reed, as a director of the Company to fill a vacancy.

Employees

Pina was appointed as Chief Financial Officer, effective July 11, 2011.  S. Jeffrey Johnson was appointed as Chief Executive Officer on October 11, 2012. The Company has retained consultants to assist with general and administrative support and anticipates it will hire additional employees during the fiscal year ending April 30, 2013. The Company also employs one administrative staff member and a vice-president of operations for a total of four employees.

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

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change.  New laws may cover issues that include:

•	Sales and other taxes;
•	User privacy;
•	Pricing controls;
•	Characteristics and quality of products and services;
•	Consumer protection;
•	Libel and defamation;
•	Copyright, trademark and patent infringement; and
•	Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan should we continue to develop our online customer support business.

Oil and Gas Development Business

The development of oil and gas properties is subject to various United States federal, state and local governmental regulations. The properties in which we own an interest may, from time to time, be required to obtain licenses and permits from, or to pay certain bonds to, various governmental authorities in regards to the development of the properties. We currently do not serve as an operator on any of the JHE properties. Instead, JHE holds non-operated working interests, royalty, and mineral interests on properties operated by others. The descriptions below relate to regulations as they may affect the operations of these operators and our interests in these properties.

Regulations affecting production

Texas and Kansas, the states that are properties are located in, generally require drilling permits for drilling operations, bonds and reports concerning operations and imposes other requirements relating to the development, drilling and production of oil and gas.  Texas and Kansas also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the oil and gas industry.

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

In the event operations are conducted on federal, state or Indian oil and natural gas assets, oil and gas operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

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

Interstate transportation rates for oil, natural gas liquids and other products are also regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation−based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

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

We believe that the oil and gas operators for our interests are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2012-2013.

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

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Oil and gas operators are subject to compliance risks under RCRA in connection with their operations.

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

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is considering adoption of climate change−related legislation that would restrict emissions of “greenhouse gases.” One bill approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 required the California Air Resources Board to adopt regulations by 2012 that would achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

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

Oil and Gas Development Business

On May 31, 2011, we acquired JHE, which holds interests on properties operated by others, including royalty, non-operated working interests and mineral interests.

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

Our capital requirements in connection with our early stage activities and transition to commercial operations have been and will continue to be significant. We estimate our contractual obligations from May 1, 2012 to April 30, 2013 to be approximately 9,704,092.  We anticipate we will fund these obligations by issuing equity and/or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans.

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

We will need to obtain additional financing in order to pursue our business plan. As of April 30, 2012 we had cash on hand of $60,626 and a working capital deficit $3,163,141. We estimate we will require approximately $9,704,092 during the next twelve months to fund development costs, corporate overhead, payment of debt and payment of all other contractual obligations of the company. As such, we estimate that we will need to raise additional funds to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended April 30, 2012 and 2011 have been prepared assuming that we will continue as a going concern.  Since inception to April 30, 2012, we have incurred an accumulated net loss of $11,248,483, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent oil and gas operators conduct successful development activities or we acquire properties containing proved reserves, or both, our proved reserves, if any, will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in developing or acquiring additional oil and gas reserves. The business of developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. The failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. In addition, we may not obtain additional proved reserves or be able to drill productive wells at acceptable costs, in which case our business would fail.

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

Depending on the nature of our property interests we may be required to fund our pro rata share of costs related to the development. These costs may be significant. The size of our operations and our capital expenditure budget limits the number of wells that we can develop in any given year. Complications in the development of any single material well may result in a material adverse effect on our financial condition and results of operations.

Because of our lack of assets and geographic diversification, adverse developments in the operating area of our properties would adversely affect our results of operations.

All of our assets are currently located in the Texas and Kansas. As a result, our business is disproportionately exposed to adverse developments affecting these States. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting these States. Due to our lack of diversification in asset type and location, an adverse development in our business or these operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

We do not serve as operator on any oil and gas  properties and therefore must rely on our operating partners.

We have acquired less than the controlling working interest in oil and natural gas properties and oil and gas properties are not be operated by us. As we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income in ways we do not agree with. We are also not responsible for or involved in decisions related to costs, operating efficiencies, personnel, permitting as well as other necessary and important decisions made regarding the properties that we hold a minority interest in.

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

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock.  Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

•	the breadth of our stockholder base and extent to which securities professionals follow our common stock;
•	investor perception of our Company and the oil and natural gas industry, including industry trends;
•	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
•	responses to quarter-to-quarter variations in our results of operations;
•	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key personnel;
•	sales or purchases of our common stock by large stockholders or our insiders;
•	accounting pronouncements or changes in accounting rules that affect our financial reporting; and
•	changes in legal and regulatory compliance unrelated to our performance.

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

We may be deemed a shell company which could affect liquidity in our common stock

Prior to our acquisition of JHE, we were engaged in the business of on-line customer support and software development. Due to the downturn in the economy arising out of the debt crisis and increased competition, we had very limited success developing clients to purchase our systems and failed to raise sufficient capital to effectively implementing our business plan. As a result, we examined opportunities to diversify our business including complementary technology businesses and resource based business including oil and gas business opportunities. As a result, we may have been deemed a “shell company.” A shell company is defined as a registrant “that has: (1) no or nominal operations; and (2) either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.” If we are deemed a shell company there will be (i) additional restrictions on the resale of restricted shares, (ii) additional disclosure required on an acquisition and (iii) increased cost related to disclosure and reporting compliance. On July 25, 2011 we received a comment letter dated June 30, 2011 from the SEC related to our Form 8-K filed on June 21, 2011, requesting that we amend the Form 8-K to provide information required by shell companies. We received subsequent comment letters dated August 12, 2011 and October 6, 2011. Although we do not believe we are a shell company and responded to the SEC as such, the SEC may take a contrary view as to our shell company status.

If we are deemed a shell company, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144, for twelve months, for the resale of their shares of common stock.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We need to:

• institute a more comprehensive compliance function;

• design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

• prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

• establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

• involve and retain to a greater degree outside counsel and accountants in the above activities; and

• establish an investor relations function.

Being a public company subject to these rules and regulations requires us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain effective internal control over financial reporting, our ability to accurately report our financial results and become compliant with the Sarbanes-Oxley Act could be adversely affected.

We have material weaknesses in our internal controls. Our efforts to further develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties

Executive Offices

We do not own any real property.  We currently maintain our corporate office at 7065 Confederate Park Road, Suite 102, Fort Worth, Texas. We pay $1,300 per month.

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

Bullard Prospect (Scurry County, TX) is a producing oil/gas field located in Scurry County, Texas which is located in the Permian Basin in West Texas. The Company owns a 1.25% - 2.50% working interest (0.9375% - 2.0833% net revenue interest) in nine oil/gas wells producing out of the Clear Fork and Glorietta formations at an approximate depth of 3,800 to 3,900 feet. Further, the operator may drill in 5-6 more locations in the Bullard Prospect in the next 12 months. As of January 3, 2011, the operator had identified approximately 6-10 undeveloped locations in the Bullard Prospect. The Company has interests in wells located in the Bullard Prospect operated by Unitex Oil & Gas. The Company holds interests in 2,962.7 gross acres, 762.7 of which is undeveloped, and 73.1 net acres, 69.1 of which is undeveloped.

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

Zavala County, TX

Zavala County is in South Texas and forms part of the Eagle Ford Shale Oil Play. The county lies within the Maverick Basin where oil & gas companies are targeting the Eagle Ford Shale and the Pearsall Shale Gas Play.  Drilling in the Eagle Ford targets depths of 4,000 ft to 6,000 feet in the central and southern portions of the county.

Pearsall Prospect

The Pearsall field was originally discovered in the 1930’s and is part of a major oil-producing trend that stretches from near the Texas/Mexico border to the Texas/Louisiana border. The Company’s Eagle Ford interests in the Pearsall Prospect are operated by Chesapeake Energy Corporation (“Chesapeake”). The Company owns interests in various non-producing overriding royalty interest in the Eagle Ford Shale, which is a deeper, productive formation located in the same geographic area below the Austin Chalk formation and is generally considered to be the “source rock” for much of the regional production. Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 7 wells have been, or are currently being drilled on the aforementioned asset. In addition, the Company owns a 1.00% overriding royalty interest in 3,200 acres operated by Chesapeake.  Chesapeake has permitted 13 Eagle Ford wells on the acreage in which the Company owns an average overriding royalty interest of 0.16% across 25,000 acres, and 7 wells have been, or are currently being drilled on the aforementioned asset.  In addition, the Company owns a 1.0% overriding royalty interest in 3,200 acres operated by Chesapeake.

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

Nursery Prospect

Nursery Prospect (Victoria County, TX) is a producing gas field located in Victoria County, Texas. The Nursery Prospect is situated in an area that has exhibited excellent gas and very good associated condensate production. The Company owns a 2.75% working interest (2.00% - 2.10% net revenue interest) in two gas wells producing out of the Frio and Miocene formations at an approximate depth of 4,400 to 6,000 feet. The Company’s wells located in the Nursery Prospect are operated by CML Exploration, LLC. The Company holds interests in 8,000 gross acres and 220 net acres in the Nursery Prospect.

Madisonville Woodbine Prospect

Madisonville Woodbine Prospect (Grimes and Madison Counties, TX) is a producing oil field located south of Madisonville, Texas. The Company owns a 0.00% - 2.90% working interest (0.019% - 2.90% net revenue interest) in seven oil wells producing out of the Woodbine formation at an approximate depth of 7,800 to 9,000 feet. The Company acquired these interests via an acquisition which enjoins mineral and working interests in the Madisonville Woodbine Prospect through perpetual mineral deeds. The Company's wells located in the Madisonville Woodbine Prospect are currently operated by CML Exploration and Woodbine Acquisition Corp.  The Company holds interests in 3,466.23 gross acres and 43.97 net acres in the Madisonville Woodbine Prospect. The Company owns approximately a 5.00% net revenue interest in the Oltmann Unit #1. Oil and natural gas production from this area is 40 degrees - gravity oil and 1,200 - 1,400 BTU natural gas. The Company also owns an interest in WAC's Camp #1 well which is undergoing completion and in several undeveloped horizontal Woodbine locations.

Giddings Field

Giddings Field (Fayette and Lee Counties, TX) is a producing oil field across several counties in South Central Texas. The Giddings field was rapidly exploited in the 1970’s and eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana. The primary producing reservoir is the Austin Chalk which produced over 1 Billion BOE through vertical development and then underwent massive horizontal development beginning in the early 1990’s, with secondary production from the Taylor and deeper Buda and Georgetown formations. The Company owns a 0.00% - 3.00% working interest (0.76% - 2.28% net revenue interest) in six oil wells producing out of the Austin Chalk formation at an approximate depth of 7,800 to 9,000 feet. The Company’s wells in Giddings field are operated by Leexus Oil LLC. The Company holds interests in 1,766.13 gross acres and 54.25 net acres in Giddings field.

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

Oil and Gas Reserves

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions;

•	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the un-weighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate. In prior years, such estimates had been based on year end prices and costs. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record depreciation and depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves, PV-10, and a reconciliation of PV-10 to the Standard Measure as of April 30, 2012. See Note 11 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of Standard Measure and PV-10 are based on the 12-month average of the first day of the month pricing of $94.23 per Bbl of West Texas Intermediate posted oil price and $3.54 per MMBtu Henry Hub spot natural gas price from May 1, 2011 through April 30, 2012.  Our estimated total proved reserves of oil and natural gas as of April 30, 2012 were 71,900 Boe, made up of 97% oil and 3% natural gas. The proved developed portion of total proved reserves at year end 2011 was 87.6%. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”).

Reserves Category	Oil (Bbls)	Gas (Mcf)	Boe	Percent (%)	PV-10
Proved Developed
JHE	32,990	168,240	61,030	84.9%	$1,720,140
Redfish Properties	1,655	1,890	1,970	2.7%	69,940
Proved Undeveloped
JHE	7,970	5,580	8,900	12.4%	361,630
Total Proved Reserves	42,615	175,710	71,900	100.0%	2,151,710

Standardized measure of discounted future net cash flows					$2,151,710

PV-10 is our estimate of the present value of future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. PV-10 is a non-GAAP, financial measure and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP.

We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis.

Changes to Proved Reserves

The following table sets forth the changes in our proved reserve volumes by operating area during the year ended April 30, 2012 (in Boe).

Operating Area	Production	Extensions and Discoveries	Purchases of Minerals in Place	Revisions to Previous Estimates
JHE	(18,104)	17,003	101,257	(30,214)
Redfish Properties	(194)	-	1,131	1,021
Total	(18,298)	17,003	102,388	(29,193)

We produced 18,298 Boe during 2012, 99% of which is attributable to our JHE assets. Extensions and discoveries for 2012 of 16,853 Boe are all attributable to our JHE assets. During 2012, we purchased approximately 102,388 Boe of proved reserves through our acquisition of JHE and the Redfish Properties. We also recorded downward revisions in 2012 of 29,193 Boe, including 30,214 attributable to JHE, partially offset by 1,021 Boe of positive revisions attributable to the Redfish Properties.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance.  All of our reported oil and natural gas reserves have been estimated as of April 30, 2012, by the LaRoche Petroleum Consultants, Ltd. (“LRPC”) of Richardson, Texas.  As of April 30, 2011, LRPC estimated reserves for all properties owned by the Company, which were located in Texas, comprising 100% of the PV-10 of our oil and gas reserves as of that date.  LRPC is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over thirty years.  The average experience level of the staff at LPRC exceeds 35 years with major and independent oil company backgrounds.  LRPC is employee owned and maintains offices in Richardson, Texas.  The office of LRPC that prepared our reserves estimates is registered in the state of Texas (License # 45012).  LRPC prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells.  Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas.  This information was reviewed by G. Jonathan Pina, our Chief Financial Officer and S. Jeffrey Johnson, our President and Chief Executive Officer, to ensure accuracy and completeness of the data prior to and after submission to LRPC.  Mr. Pina received a Bachelor of Arts degree from Rice University and a Master of Business Administration from the Jesse H. Jones School, Rice University and has worked in the oil and gas industry for over seven years.  Mr. Johnson has worked in the oil and gas industry for over 25 years and has been a chief executive of a public oil and gas company for over eight years.

The reports of LRPC dated June 8, 2012 and June 29, 2012, which contains further discussions of the reserve estimates and evaluations prepared by LRPC as well as the qualifications of LRPC’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibits 99.1 and 99.2 to this report.

Technologies Used in Preparation of Proved Reserves Estimates

All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods used are limited to decline curve analysis which utilized extrapolations of historical production and pressure data available through April 30, 2012.  The data used in this analysis was obtained from public data sources and was considered sufficient for calculating producing reserves.  The proved undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public data sources that were available through April 30, 2012.

Oil and gas reserves and the estimates of the present value of future net revenues were determined based on prices and costs as prescribed by SEC and FASB guidelines.  Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received.  Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.  Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and FASB, which require that reserves estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for 2012. We determined the Boe using the ratio of six Mcf of natural gas to one Boe. The ratios of six Mcf of natural gas to one Boe does not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil.

Year Ended April 30, 2012
Production
Oil (Bbls)	9,792
Gas (Mcf)	51,036
Total (Boe)	18,298
Total (Boe/d)	50
Average prices
Oil (per Bbl)	$77.49
Gas (per Mcf)	3.59
Total (per Boe)	$51.49
Production Costs per BOE	$4.41

Drilling Activity

The following table sets forth information on our drilling activity for the last year. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.
	Gross	Net
Exploratory Wells:
Productive	21.00	0.19
Dry	1.00	0.01
Total	22.00	0.20

Of the 21 gross (.20 net) wells drilled in 2012, all were completed as of April 30, 2012.

Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, two wells are currently being drilled; one by CML and one by Chesapeake.  As a non-operator, we are we are unaware of drilling activity until we receive an AFE.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs, or gas in the near future under existing agreements.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at April 30, 2012. Wells are classified as natural gas or oil according to their predominant production stream.

	Gross	Net
Oil	49.00	0.70
Gas	7.00	0.13
Total	56.00	0.83

Acreage

The following table summarizes our developed and undeveloped acreage as of April 30, 2012.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
JHE	19,371	131	46,023	69	65,394	200
Redfish Prospect	1,280	41	-	-	1,280	41
Total	20,651	172	46,023	69	66,674	241

Undeveloped Acreage Expirations

As of April 30, 2012 all of our acreage was held by production (“HBP”) and not subject to expiration.

Item 3. Legal Proceedings.

Other than as listed below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Landers

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November, 2010 and it became final and non-appealable in December, 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed and Orbis has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

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

The property that is subject to the litigation was assigned to Orbis on June 12, 2012 pursuant to the Note Payment Agreement.

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”).  Cottonwood alleges breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”).  Cottonwood filed the complaint after the Company terminated the Cottonwood Purchase Agreement after the Company determined that Cottonwood had options to title to less than 12,908.46 net acres and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood is seeking damages of at least $4,324,180. Management believes that the allegations by Cottonwood are without merit and the Company intends to vigorously defend against the claims.  The Company is evaluating potential counterclaims against Cottonwood.

Greene Litigation

 On June 19, 2012, the Company’s filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, Circle Star pursued an out of court settlement but was unsuccessful. Circle Star intends to vigorously pursue the recovery of the deposit in an efficient and expeditious manner.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

The Company is traded on the OTCBB under the ticker symbol “CRCL.”  The Company had previously been trading under the symbol “DTLV” but changed its ticker symbol to “CRCL” effective July 1, 2011.

PERIOD	LOW ($)	HIGH ($)
First Quarter 2011	0.005	0.005
Second Quarter 2011	0.005	0.1
Third Quarter 2011	0.1	0.13
Fourth Quarter 2011	0.13	0.50
First Quarter 2012	0.5	2.25
Second Quarter 2012	1.87	2.00
Third Quarter 2012	1.87	2.15
Fourth Quarter 2012	2.00	2.75

The closing price per share for our common stock on August 8, 2012, as reported by the OTCBB was $0.55.

Holders of our Common Stock

On August 8, 2012 the shareholders’ list of our common stock had 66 registered shareholders and 40,404,571 shares outstanding.

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

The following table sets forth information regarding our equity compensation plans as of August 13, 2012.

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

The following options grants have been made under the Plan, which has yet to be approved by the security holders: 100,000 stock options granted to David Brow, a former officer and director of the Company, which vested immediately; and 350,000 stock options granted to Pina on July 11, 2011, the Chief Financial Officer of the Company, which vest over a 3 year period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 1 to our consolidated financial statements.

Segment reporting is not applicable to us as we have a single, company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. We use the successful efforts method of accounting for our oil and gas activities.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at April 30, 2012 or 2011. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through April 30, 2012, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Proved Reserves

For the year ended April 30, 2012 we engaged LaRoche Petroleum Consultants, Ltd., independent petroleum engineers, to prepare independent estimates of the extent and value of 100% of our reported proved reserves, in accordance with guidelines established by the SEC, including the Final Rule.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depletion, depreciation and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at April 30, 2012, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to April 30, 2012, for oil, and natural gas in accordance with the Final Rule. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil and gas reserves.

Share-based Compensation

We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated grant-date fair values.  Compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value. We measure grant-date fair value of share awards using the closing stock price on the date of the award.  For stock option awards, we estimate fair value using the Black-Scholes method.  Inputs to that estimate subject to our judgment include volatility and the expected life of the awards.  For volatility, we use the historic volatility for public companies comparable to our company in size and operations, measured over a period similar to the expected lives of our grants.  Expected lives are based on our judgment of the amount of time that the award will be outstanding prior to its exercise.  We do not include estimated forfeiture rates because we do not expect the persons subject to option awards to leave the company prior to the awards vesting.  Actual outcomes can differ significantly from our estimates.

Carrying Value of Oil and Gas Properties

In determining impairments, we assess undiscounted cash flow for a field relative to its carrying value. If a field's undiscounted cash flow is less than its carrying value, the field will be impaired. If a field's undiscounted cash flow is less than its fair market value but exceeds its carrying value, the field may be impaired as a result of lower commodity prices. Fair market value is generally considered to be the price that a willing buyer would pay and a willing seller would accept for a property that has been exposed to the market for a reasonable period, with neither party being under compulsion to buy or sell, and both having a reasonable knowledge of the relevant facts. Estimates of fair market value are based on our knowledge of current trading values of petroleum properties correlated with projected producing rates and the quality of reserves. Our calculation of the fair market value for each field area used our internal interpretation of proved, probable and possible reserves and consider various price and cost scenarios to recovery these reserves. The key assumptions we used in our evaluation were the NYMEX futures price strip as of the valuation date and the current cost to produce the properties. The net present value for each reserve category was then risked. This total risked net present value calculation was compared to generally known trading values on a reserve and production basis. In addition, we considered most recent cash flow multiples and future project cash flows to estimate a reasonable fair market value for each property.

As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, our conclusions necessarily represent only informed professional judgment. Our estimation of fair market value has been influenced by our understanding of the technological, economic, political, and other factors that may affect the value of the properties.

Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to certain economic assumptions, our estimates are based on other assumptions including, but not limited to, that the properties will be developed consistent with current development plans, that the properties will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred in recovering such reserves may vary from assumptions used in our evaluation.

Activities to Date

We were incorporated under the laws of the State of Nevada on May 21, 2007.  We are an early stage company.

On June 16, 2011, the Company completed the Acquisition of JHE in accordance with terms of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company acquired all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE owns royalty, non-operated working interests and mineral interests in certain oil and gas properties in Texas (the “JHE Oil and Gas Properties”). The JHE Oil and Gas Properties include producing wells in the TXL Extension, Crane County, TX (1.00% working interest and 0.75% revenue interest in two wells); Bullard Prospect, Scurry County, TX (1.25% – 2.50% working interest and 0.94% – 2.08% revenue interest in nine wells); Nursery Prospect, Victoria County, TX (2.75% working interest and 2.00% – 2.10% revenue interest in two wells); Pearsall Prospect, Dimmit and Zavala Counties, TX (0.24% - 5.00% working interest and 0.17% – 3.75% revenue interest in 25 wells); Madison Woodbine, Grimes and Madison Counties, TX (0.00% - 2.90% working interest and 0.0190% – 2.90% revenue interest in seven wells); Giddings Field, Fayette and Lee Counties, TX (0.00% - 3.00% working interest and 0.76% – 2.28% revenue interest in six wells); and the Glass Prospect in Glasscock County, TX (3.17% working interest in four wells).

See Item 1 “Overview of the Company” for more information on the Company’s activities.

Results of Operations

The following table sets forth summary information regarding oil and gas revenues, production, average product prices and average production costs and expenses for the fiscal year ended April 30, 2012.  We had no oil and gas operations prior to the fiscal year beginning May 1, 2012. We determined the Boe using the ratio of six Mcf of natural gas to one Boe. The ratios of six Mcf of natural gas to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

Year Ended April 30, 2012
Revenues
Oil	$758,798
Gas	183,352
Total oil and gas sales	$942,150
Production
Oil (Bbls)	9,792
Gas (Mcf)	51,036
Total (Boe)	18,298
Total (Boe/d)	50
Average prices
Oil (per Bbl)	$77.49
Gas (per Mcf)	3.59
Total (per Boe)	$51.49
Costs and expenses (per Boe)
Lease operating (1)	$4.41
Severance and production taxes	2.75
Exploration	5.04
Impairment	211.01
General and administrative	316.79
Depletion, depreciation, and amortization	31.48

(1)	Includes ad valorem taxes.

Oil and Gas Sales

Oil and gas sales were $942,150 for the fiscal year ended April 30, 2012.  There were no oil and gas sales in the fiscal year ended April 30, 2011.  The increase in sales was attributable to the Company’s acquisition of JHE and the Redfish Properties.  In the fiscal year ended April 30, 2012, the average price we received for our production was $51.49 per Boe.  We believe that revenues will increase during the fiscal year ending April 30, 2013 as we implement our operating plan.

Net Loss

Net loss for the fiscal year ended April 30, 2012 was $11,078,248, or $0.34 per basic and diluted share, compared to a net loss of $31,718, or $0.00 per basic and diluted share for the fiscal year ended April 30, 2011. Net loss per basic and diluted share increased in the fiscal year ended April 30, 2012 over the fiscal year ended April 30, 2011 primarily due to higher total general and administrative expenses and impairment related to the acquisition of both JHE and the Redfish Properties.  We believe that we will continue to incur net losses during the fiscal year ending April 30, 2013 although they will decrease as we implement our operating plan.

Oil and Gas Production

Production for the fiscal year ended April 30, 2012 totaled 18,298 Boe (50 Boe/d).  There was no production in the fiscal year ended April 30, 2011.  Production for the fiscal year ended April 30, 2012 was 54% oil and 46% natural gas.  The increase in production in the fiscal year ended April 30, 2012 is the result of the acquisition of the JHE and the Redfish Properties.  We believe that production will increase during the fiscal year ending April 30, 2013 as we begin to implement our operating plan.

Lease Operating Expense

Our lease operating expenses (“LOE”) were 80,723 for the fiscal year ended April 30, 2012. The increase in LOE for the fiscal year ended April 30, 2012 was attributable to the acquisition of JHE and the Redfish Properties.

The following table summarizes LOE per Boe.

Year Ended April 30, 2012
Non-op LOE	$3.59
Ad valorem taxes	0.83
Total	$4.41

Severance and Production Taxes

Our severance and production taxes for the fiscal year ended April 30, 2012 were $50,334 or 5.3% of revenues. There were no severance or production taxes for the fiscal year ended April 30, 2011. The increase in severance and production taxes was due to the acquisition of JHE and the Redfish Properties.  We believe that production and severance taxes will increase during the fiscal year ending April 30, 2013 as sales increase as a result of the implementation of our operating plan.

We recorded $92,247 of exploration expense for the fiscal year ended April 30, 2012 and zero for the fiscal year ended April 30, 2011. Exploration expense for the fiscal year ended April 30, 2012 was primarily related to geological and geophysical services incurred for the acquisition of leases in Kansas.  We believe that exploration expenses will increase during the fiscal year ending April 30, 2013 as we implement our operating plan.

Impairment

We review our long-lived assets, including proved and unproved oil and gas properties accounted for under the successful efforts method of accounting. For the fiscal year ended April 30, 2012, our total impairment expense was $3,861,083. Of this amount, $3,397,693 was related to the acquisition of JHE and based on the fair value of assets acquired. The remaining $463,390 relates to the acquisition of the Redfish Properties and was a result of the evaluation of carrying value of oil and gas properties at year-end.  We do not believe that our assets will be subject to further impairment during the fiscal year ending April 30, 2013 due to the expected future increase in both oil and gas prices.

General and Administrative Expenses

Our general and administrative expenses (“G&A”) increased to $5,796,640 in the fiscal year ended April 30, 2012 from $31,718 in the fiscal year ended April 30, 2011.  The increase in G&A is due to the hiring of a Chief Executive Officer and Chief Financial Officer whose compensation includes share-based compensation of $4,099,558 and professional fees of $1,010,180 incurred related to acquisitions and SEC reporting support.  We expect G&A expenses to continue to rise during the fiscal year ending April 30, 2013 as we incur costs to support our operating plan and share-based compensation continues to be a significant component of G&A expenses.

The following table summarizes G&A.

	Year Ended April 30,
	2012	2011
Share-based compensation	$4,099,558	$-
Professional fees	1,018,357	31,718
Salaries and benefits	377,348	-
Other	301,377	-
Total	$5,796,640	$31,718

Depletion, Depreciation and Amortization Expense

Our depletion, depreciation and amortization expense (“DD&A”) was $575,990 in the fiscal year ended April 30, 2012 and zero in the fiscal year ended April 30, 2011. The increase in DD&A was attributable to the acquisition of JHE and the Redfish Properties.  We expect DD&A to increase during the fiscal year ending April 30, 2013 as we implement our operating plan and our asset base increases.

Interest Expense, net

Our interest expense, net, was $1,693,084 for the fiscal year ended April 30, 2012 and zero for the fiscal year ended April 30, 2011. This increase was the result of higher average notes payable balances outstanding. The weighted average interest rate applicable to our outstanding borrowings during 2012 was 27.4%.  We expect interest expense to increase during the fiscal year ended April 30, 2013 as we seek funding to implement our operating plan.

Purchase or Sale of Equipment

To date there have not been any purchases or sales of equipment except as associated with our acquisitions of oil and gas properties. We anticipate that we will acquire equipment as we expand our offices in Texas. We may acquire other equipment in connection with our oil and gas business.

Liquidity and Capital Resources

We generally rely on cash generated from operations and, to the extent that credit and capital market conditions will allow, future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings will be available on acceptable terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives – if we choose to purchase any such derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties and corporate general and administrative expenses.

Recognizing we do not have adequate liquidity from cash generated from operations for current working capital needs and maintenance of our current drilling and acquisition program, we will need to access the public or private equity or debt markets for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all.

Going Concern Consideration

Our auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

Liquidity

We define liquidity as year-end net cash and cash equivalents. We had $60,626 and $6,696 of liquidity at April 30, 2012, and 2011, respectively.

On June 16, 2011, we raised $1,200,000 in a private placement of units. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. The proceeds from the private placement were used to fund the acquisition of JHE Holdings from High Plains Oil and pay certain transaction costs.

In conjunction with the June 16, 2011 capital raise, we acquired JHE from High Plains with a combination of cash and a seller finance note (the “Edsel Promissory Note”).  The Edsel Promissory Note had a principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company.  The note incurred an interest rate of 5% per annum.  Following the payment of $1,000,000 at the closing of the JHE Acquisition, the Edsel Promissory Note included principle payments of $1,500,000 on September 1, 2011, $2,000,000 on December 31, 2011, and $1,500,000 on each of March 1, 2012 and the maturity date of June 1, 2012. The Edsel Promissory Note was paid in full effective June 1, 2012

On August 17, 2011, the Company closed a private placement of shares. Under the terms of the private placement, the Company issued 1,440,000 shares of common stock of the Company at a price of $0.25 per share to Accredited Investors for total proceeds of $360,000.  The proceeds from the share issuance were used for general corporate purposes.

On September 14, 2011, the Company issued the 6% Notes in the total amount of $1,500,000. The 6% Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The 6% Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The 6% Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the 6% Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the 6% Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note (see Edsel Promissory Note above for more additional information).

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000, subject to the terms of the Inter-Creditor Agreement. The 10% Notes bear interest at the rate of 10% per annum on the unpaid principal balance, which is payable monthly in arrears on the first business day of each calendar month.  The 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s 10% Note (based on the ratio of the principal amount of such holder’s 10% Note relative to the aggregate principal amount of all the 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes. (See Edsel Promissory Note above for additional information)

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes bear interest at the rate of 10% per annum on the unpaid principal balance, which is payable monthly in arrears on the first business day of each calendar month.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provides for, among other items the Company to use its best efforts to (i) the grant to the holder of the March 10% Note of a subordinated security interest in JHE, upon termination of the currently existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum, (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas, and (iii) upon issuance of the Pina Bonus Shares, under the terms of the Pina Employment Agreement, as may be amended from time to time, Pina will pledge the Pina Shares to secure payment of the March 10% Note.

As of May 3, 2012, the Company issued 4,800,000 shares of common stock in connection with the exercise of 4,800,000 share purchase warrants as $0.50 per share. The Company received $2,400,000 in proceeds. The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one share of common stock and one common stock purchase warrant, exercisable to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.

 On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

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

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance, short term debt obligations, and our capital spending program. At April 30, 2012, we had a working capital deficit of $3,163,141, compared to a working capital deficit of $42,800 at April 30, 2011. The change in working capital for the fiscal year ended April 30, 2012 is primarily attributable to capital expended on drilling, operations, and acquisition support.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted.

	2012	2011
Cash flows used in operating activities	$(625,707)	$(17,994)
Cash flows used in investing activities	(1,757,928)	-
Cash flows provided by financing activities	2,437,565	21,850
Net increase in cash and cash equivalents	$53,930	$3,856

For fiscal year ended April 30, 2012, our primary sources of cash were from financing activities.  Approximately $7,510,000 of cash from financing activities were used to fund a portion of our drilling program and the various acquisitions executed during the fiscal year.

For fiscal year ended April 30, 2011, our primary sources of cash were from financing activities given we were a development stage company. Cash was invested into the company on an as-needed basis by shareholders or management to continue company development efforts.

Operating Activities

For the fiscal year ended April 30, 2012, cash flows used in operating activities increased by $607,713 from cash flows used in operating activities of $17,994 in the fiscal year ended April 30, 2011, primarily due to an increase in G&A expenses in the fiscal year ended April 30, 2012.

For the fiscal year ended April 30, 2011, our limited cash flows from operations and available cash were used primarily for developing the business plan and strategy of the Company.

Investing Activities

Cash used in investing activities increased by $1,757,928 for the fiscal year ended April 30, 2012, compared to the fiscal year ended April 30, 2011, which primarily reflects asset and lease acquisitions and extensions.  The majority of our cash flows used in investing activities for the fiscal years ended April 30, 2012 and April 30, 2011 have been used for drilling and acquisitions in Texas and Kansas.

The following table is a summary of capital expenditures related to our oil and gas properties.

2012
JHE Holdings	$1,000,000
Redfish Prospect	193,717
Leasehold	344,328
Cash from investment	(5,449)
Other	225,332
Total	$1,757,928

Financing Activities

We borrowed $11,250,000 under various credit agreements in the fiscal year ended April 30, 2012, compared to zero in the fiscal year ended April 30, 2011. We repaid a total of $5,000,000 of outstanding under our credit agreements during the fiscal year ended April 30, 2012.

Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly-leveraged companies with large interest costs and possible debt reductions restricting ongoing operations.

2012 Capital Expenditures

In March 2012, we announced an agreement to acquire certain leasehold acreage from WevCo. Based upon subsequent amendments, we are obligated to pay $4,500,000 to WevCo no later than September 28, 2012.

In April 2012, we announced an agreement to acquire certain leasehold acreage from BlueRidge. Based upon subsequent amendments, we have the option to purchase additional acreage from BlueRidge in exchange for approximately $10,108,875 in cash and $1,000,000 of common stock payable to BlueRidge on or before September 28, 2012.

As of April 30, 2012, we have AFEs totaling $81,314 for our share in completion costs of new wells in which we share a working interest.  At present cash flow levels, we expect to (have sufficient funds available) for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farm-out, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

We are continually evaluating drilling and acquisition opportunities for possible participation.  Typically, at any one time, several opportunities are in various stages of evaluation.  Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken.  We caution that the absence of news and/or press releases should not be interpreted as a lack of development or activity.

Our capital budget the fiscal year ended April 30, 2013 is subject to change depending upon a number of factors, including additional data on offsetting well results to our Kansas acreage drilling and recompletion results in our Texas operations, economic and industry conditions, prevailing and anticipated prices for oil, gas and NGLs, the availability of sufficient capital resources, our financial results and the availability of lease extensions and renewals on reasonable terms.

Contractual Obligations

On April 30, 2012, our contractual obligations include short-term debt, long-term debt, service contracts, operating lease obligations, acquisition contracts and employment agreements with our executive officers.

As of April 30, 2012 we had outstanding employment agreements with each of our two executive officers.  Our maximum cash commitment under the employment agreements was approximately $515,323 as of April 30, 2012, assuming the agreements were honored through the initial term and the executive was entitled to a change of control severance.

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

On July 26, 2011, we signed a 12-month contract beginning August 1, 2011, with Consolidated Asset Management Services (Texas), LLC (CAMS), to provide certain asset management support services with respect to business planning, accounting or other issues arising with respect to certain oil and gas assets. The payment schedule was structured as follows: a monthly payment of $11,000 for August – September; a monthly payment of 13,500 for October – December; a monthly payment of $16,000 for January; and a monthly payment of $13,500 for February and March.  The agreement was modified in March to reflect a monthly payment of $13,500 per month for the remaining term of the contract.

On September 14, 2011, the Company issued 6% convertible notes (the “6% Notes”) in the total amount of $1,500,000 (the “6% Note Issuance”). The 6% Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually.

On September 20, 2011, we signed a 12-month contract beginning October 1, 2011, with ChangeWave, Inc. dba NBT Communications, to provide:  shareholder acquisition and marketing consulting by means of a project roadmap; institutional investor targeting and presentation review and recommendations; NBT Research reports and updates; social media site management; Web Site/E-letter Sponsorships; NBT and broker dealer conferences; and financial media article/coverage program.  We pay a monthly fee of $6,000 per month.

On February 1, 2012, we signed a two-year lease with Wells Rental Properties LTD for approximately 1,325 square feet of office space located at 7065 Confederate Park Rd., Suite 102, Fort Worth, Texas. Our total lease payment is $1,300 per month.  The lease will expire January 31, 2014.

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000.  The February 10% Notes bear interest at the rate of 10% per annum on the unpaid principal balance; interest is to be paid monthly in arrears on the first business day of each calendar month.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum.  The March 10% Notes bear interest at the rate of 10% per annum on the unpaid principal balance; interest is to be paid monthly in arrears on the first business day of each calendar month.

As part of our commitment to finalize the WevCo Purchase Agreement, we are evaluating various alternatives for securing the necessary capital, which may take the form of a convertible debenture or unit (common stock with warrants) offering or the sale of assets.  Based upon the Second WevCo Amendment, we must pay $4,500,000 no later than September 28, 2012.  We are pursuing all available alternatives to ensure a final close of the transaction but cannot be sure our efforts will result in securing the necessary capital.

Obligations	Amount May 1, 2012 to April 30, 2013	Amount May 1, 2013 through April 30, 2015

Employment Agreements with Executive Officers (i)	$379,992	$118,658
Services and Support Agreement with Consolidated Asset Management Services (Texas), LLC(ii)	40,500	-
NBT Professional Services Agreement (iii)	18,000	11,700
6% Convertible Notes due September 14, 2014 (iv)	-	1,770,000
Confederate Park Office Space (v)	15,600	13,000
Note payable to Edsels (vi)	1,500,000	-
10% Convertible Notes due February 8, 2013 (vii)	2,750,000	-
10% Convertible Notes due March 14, 2013 (viii)	500,000	-
WevCo Acquisition Agreement (ix)	4,500,000	-
Total	$9,704,092	$1,913,358

(i) Includes annual salary of Chief Executive in the amount of $200,000 starting on October 1, 2011 and the annual salary of the Chief Financial Officer in the amount of $180,000 starting on July 11, 2011 each with no set payment intervals for  two-year terms.

(ii) Monthly installments of $11,000 for the first two months, $13,500 for third to sixth month, and $16,000 for the seventh through twelfth months, beginning August 1, 2011.  The agreement was renegotiated and fees reduced to $13,500 per month beginning in April 2012.

(iii) Monthly payments of $6,000 per month for a one-year term beginning on October 1, 2011.

(iv) The 6% Convertible Notes are due and payable on September 14, 2014 and accrue interest at a rate of 6% per annum and payable at maturity.

(v)  Two year lease for 1,325 square feet of office space commencing from January 1, 2012 through January 31, 2014 at $1,300 per month

(vi) The final installment payment pf $1,500,000 was due under the note payable on June 1, 2012; the installment was paid on time.

 (vii) The 10% Convertible Notes are due and payable on February 8, 2013 and pay interest at a rate of 10% per annum and payable monthly.

(viii) The 10% Convertible Notes are due and payable on March 14, 2013 and pay interest at a rate of 10% per annum and payable monthly.

(ix) Per Second WevCo amendment, $4,500,000 due on or before September 28, 2012.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly our ability to raise capital and fund debt. The price of oil and gas also impacts our financial results.  Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other gas producing and oil producing countries, weather and technological advances affecting oil and gas consumption. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through the capital markets.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects. We focus our efforts on increasing oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues and increase future expected costs necessary to develop existing reserves.

To fund our current working capital needs and maintain our current drilling and acquisition program, we must access the public or private equity or debt markets.  Also, additional capital is necessary for future development of reserves, acquisitions, additional working capital or other liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

Subsequent Events

On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between the Company and the Defendants on March 6, 2012, pursuant to which the Company would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, the Company delivered a $50,000 deposit that was refundable due a default by the sellers. The Company terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, the Company pursued an out of court settlement but was unsuccessful. The Company intends to vigorously pursue the recovery of the deposit in an efficient and expeditious manner.

On July 9, 2012, the Company entered into the Amendment to the Purchase and Sale Agreement (the “BlueRidge Amendment”) with BlueRidge Petroleum Corporation, Walter F. Brown, Kirk T. and/or Rebecca L. Rundle as JTRS, First Equity Resources, LLC, G. Jeff Mowry and Marsha S. Mowry Trust Dated July 9, 2007, Harold C. Porter Family Trust, Bobbie D. Porter Living Trust dated December 13, 2004, Porter Oil Properties, LLC, OA Operating, Inc., and Swann Resources, Inc. (collectively the “BlueRidge Sellers”). The Amendment amends the Purchase and Sale Agreement entered into by the same parties on April 17, 2012 (the “BlueRidge Purchase Agreement”).

Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas, as more fully described in Exhibit A to the BlueRidge Purchase Agreement in return for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County (the “Sheridan Properties”) and 12,781 acres in Graham County.

The BlueRidge Amendment modified the terms of the BlueRidge Purchase Agreement by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the Company paid $50,000 to the BlueRidge Sellers and issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.

Pursuant to the BlueRidge Amendment, the Company has the option (the “BlueRidge Option”) to purchase interests in 80,871 acres in Kansas (including the properties in the Rawlins and Graham Counties noted above), by making a cash payment of $10,108,875 and by delivering the number of Common Shares equal to $1,000,000, based on the market price of the Common Shares on the date before closing of the BlueRidge Option, on or before September 28, 2012.

Effective June 1, 2012, the Edsels and Circle Star entered into a Note Payment Agreement (the “Note Payment Agreement”, whereby, Circle Star paid the Edsels $1,250,000 and conveyed to Orbis Energy, Ltd. (“Orbis”) certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended Pledge Agreement and the Novation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Circle Star Energy Corporation

We have audited the accompanying consolidated balance sheet of Circle Star Energy Corporation and subsidiaries (collectively, the “Company”) as of April 30, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Star Energy Corporation and subsidiaries as of April 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP
Dallas, Texas
August 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Circle Star Energy Corp.
Fort Worth, Texas

We have audited the accompanying balance sheet of Circle Star Energy Corp. (the “Company”) as of April 30, 2011, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circle Star Energy Corp. as of April 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$60,626	$6,696
Trade accounts receivable	153,872	-
Warrant subscriptions receivable	1,200,000	-
Prepaid expenses and other assets	13,972	99
Total Current Assets	1,428,470	6,795
Oil and gas properties at cost, using the successful efforts method, net	5,955,129	-
OTHER ASSETS:
Investment in partnership	167,215	-
Furnitures and fixtures, net	6,596	-
Total Other Assets	173,811	-
Total Assets	$7,557,410	$6,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$253,759	$25,074
Accrued liabilities	6,447	-
Bank overdrafts	409,544	-
Salaries and taxes payable	3,081	-
Due to related party	24,521	24,521
Interest payable	86,472	-
Seller note payable	1,500,000	-
Convertible notes payable, net of unamortized discount	2,307,787	-
Total Current Liabilities	4,591,611	49,595
Convertible notes payable, net of unamortized discount	1,207,379	-
Total Liabilities	5,798,990	49,595
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 35,693,571 and 41,400,000 common shares issued and outstanding at April 30, 2012 and April 30, 2011, respectively.	35,694	41,400
Additional paid in capital	12,971,209	13,600
Accumulated deficit	(11,248,483)	(97,800)
Total Stockholders' Equity (Deficit)	1,758,420	(42,800)
Total Liabilities and Stockholders' Equity (Deficit)	$7,557,410	$6,795

CIRCLE STAR ENERGY CORP.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30, 2012	Year Ended April 30, 2011
Revenues:
Oil sales	$758,798	$-
Gas sales	183,352	-
Total Revenues	942,150	-

Operating Expenses:
Lease operating	80,723	-
Production taxes	50,334	-
Depreciation, depletion, and amortization	575,990	-
Impairment of oil gas properties	3,861,083	-
Exploration.	92,247	-
General and administrative	5,796,640	31,718
Total Operating Expenses	10,457,017	31,718
Operating Loss	(9,514,867)	(31,718)
Other Income (Expense):
Interest expense	(1,693,084)	-
Equity in earnings of unconsolidated affiliates	35,060	-
Miscellaneous income	94,643	-
Net Loss	$(11,078,248)	$(31,718)

Net Loss Per Share: Basic and Diluted	$(0.34)	$-

Weighted Average Shares Outstanding: Basic and Diluted	32,824,106	41,400,000

CIRCLE STAR ENERGY CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED APRIL 30, 2012 AND 2011

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, May 1, 2010	41,400,000	$41,400	$13,600	$(66,082)	$(11,082)

Net loss	-	-	-	(31,718)	(31,718)

Balances, April 30, 2011	41,400,000	41,400	13,600	(97,800)	(42,800)

Net loss	-	-	-	(11,078,248)	(11,078,248)

Partner distributions	-	-	-	(72,435)	(72,435)

Common stock issued for cash	6,240,000	6,240	1,553,760	-	1,560,000

Common stock issued upon exercise of warrants	4,800,000	4,800	2,395,200	-	2,400,000

Common stock issued for acquisition of JHE assets	1,600,000	1,600	398,400	-	400,000

Cancellation of contributed shares	(19,550,000)	(19,550)	19,550	-	-

Share-based compensation expense	-	-	4,099,558	-	4,099,558

Beneficial conversion features on convertible notes payable	-	-	1,561,666	-	1,561,666

Common stock issued for acquisition of Redfish Prospect working interest	203,571	204	380,475	-	380,679

Common stock issued for acquisition of WEVCO leases	1,000,000	1,000	2,549,000		2,550,000
Balances, April 30, 2012	35,693,571	$35,694	$12,971,209	$(11,248,483)	$1,758,420

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2012	Year Ended April 30, 2011
Cash flows from operating activities
Net loss	$(11,078,248)	$(31,718)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	575,990	-
Accretion of discount on notes payable	1,309,296	-
Exploration expense	92,247	-
Share-based compensation	4,099,558	-
Impairment of oil and gas properties	3,861,083	-
Equity in earnings of unconsolidated affiliates	(35,060)	-
Changes in operating assets and liabilities
Trade accounts receivable	114,203	-

Prepaid expenses and other assets	(11,695)	151
Accounts payable	(58,625)	13,573
Accrued liabilities	6,447	-
Bank overdrafts	409,544	-
Salaries Payable	3,081	-
Interest payable	86,472	-
Net cash used in operating activities	(625,707)	(17,994)
Cash flows from investing activities
Acquisitions of oil and gas properties	(1,529,800)	-
Distributions from equity method investees	5,449	-
Capital expenditures	(233,577)	-
Net cash used in investing activities	(1,757,928)	-
Cash flows from financing activities
Partner distributions	(72,435)	-
Proceeds from the issuance of common stock	2,760,000	-
Proceeds from loan from stockholder	-	21,850
Payments on note issued to seller	(5,000,000)	-
Proceeds from convertible notes	4,750,000	-
Net cash provided by financing activities	2,437,565	21,850
Net increase in cash	53,930	3,856
Cash
Beginning of period	6,696	2,840
End of period	$60,626	$6,696
Supplemental Cash Flow Information:
Cash paid for interest	$297,316	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued for acquisition of WEVCO leases	$2,550,000	$-
Common stock issued for acquisition of Redfish Prospect working interest	$380,679	$-
Common stock issued for acquisition of JHE assets	$400,000	$-
Promissory note assumed for acquisition of JHE assets	$5,517,536	$-
Beneficial conversion feature on notes payable	$1,561,666	$-

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Circle Star Energy Corp (a Nevada Corporation) is a Fort Worth based independent exploration and production company engaged in the acquisition and development of oil and natural gas properties and production of oil and natural gas in the United States.

NOTE 2—GOING CONCERN

At April 30, 2012, we had cash and cash equivalents of $60,626 and a working capital deficit of $3,163,141.  For the year ended April 30, 2012, we had net loss attributable to common shareholders of $11,078,248 and an operating loss of $9,514,867 including an impairment of long-lived assets (see Note 3) of $3,861,083.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  Accordingly, there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time.

There can be no assurance that financing will be available to us when needed or, if available, or that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on access to capital and credit for many companies. Considering our financial condition, we may be forced to issue debt or equity at less favorable terms than would otherwise be available.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations.  If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and long-term debt approximate fair value, as of April 30, 2012 and 2011.

Oil and Gas Properties

Capitalized Costs

Our oil and gas properties as of April 30, 2012 (we had no oil and gas properties as of April 30, 2011) comprised the following:

Proved oil and gas producing properties and related lease, wells and equipment	$3,435,743
Unproved oil and gas properties	3,093,727
Accumulated depreciation, depletion and amortization	(574,341)
Net capitalized costs	$5,955,129

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at April 30, 2012 or 2011. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through April 30, 2012, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“Boe”), and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil. Capitalized costs of proved mineral interests are depleted over total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depleted over estimated proved developed reserves. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment amounted to $574,341 and zero for the years ended April 30, 2012 and 2011, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows.  If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows.  For 2012, our total impairment expense was $3,861,083. Of this amount, $3,397,693 was related to the acquisition of JHE and based on the fair value of assets acquired. The remaining $463,390 relates to the acquisition of the Redfish Properties and was a result of the evaluation of carrying value of oil and gas properties at year-end.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We concluded that no impairment of unproved properties was indicated during either of the years ended April 30, 2012 or 2011.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions;

•	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

We based the estimated discounted future net cash flows from proved reserves on the un-weighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

The estimates of proved reserves materially impact depreciation, depletion, and amortization expense and our estimates of impairment. If the estimates of proved reserves decline, the rate at which we record depreciation and depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Oil and Gas Operations

Revenue Recognition

We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts Receivable

We recognize revenue for our production based on estimates.  Receivables are also recorded based on these estimates and trued-up to actuals when payment is received.

Production Costs

Production costs, including compressor rental and repair, pumpers’ salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on our consolidated statements of operations.

Exploration expenses include dry hole costs, delay rentals, and geological and geophysical costs.

Other Property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives of five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Depreciation expense for other property and equipment was $1,649 and nil, for the years ended April 30, 2012 and 2011, respectively.

Asset Retirement Obligation

Accounting standards require companies to record a liability relating to the retirement of tangible long-lived assets.  When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.  As of April 30, 2012, management has evaluated its liability associated with its oil and gas properties and has determined it to be insignificant.

Share-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options and stock awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. Awards that vest only upon achievement of performance criteria are recorded only when achievement of the performance criteria is considered probable. We estimate the fair value of stock options using the Black-Scholes option pricing model. This model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards, the estimated volatility of our stock price, and the assessment of whether the achievement of performance criteria is probable.  The fair value of stock awards is based on the quoted market price on the grant date.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of the existing valuation allowance, we estimate our effective tax rate at 0% and therefore have estimated our existing tax liability to be nil as of April 30, 2012.

Loss per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities.

We have issued potentially dilutive instruments as summarized in the table below.  We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.

The following table summarizes the types of potentially dilutive securities outstanding as of April 30, 2012 (there were no potentially dilutive securities outstanding as of April 30, 2011):

April 30,
2012
Common stock awards issuable pursuant to service contract	400,000
Common stock options	450,000
Common Stock awards	10,987,000
Convertible notes payable	3,166,667

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amendment is effective for the Company at the beginning of July 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The Company elected early adoption of the guidance, which had no impact on our financial statements as we have no elements of comprehensive income other than net loss.

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the condensed consolidated financial statements. See Note 4 – Fair Value of Financial Instruments for additional information.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5—ACQUISITIONS

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

Fair value of oil and gas properties	$3,192,372
Investment in JHE Energy Interests	137,604
Note payable, discounted at 28%	(5,517,536)
Cash payment at closing	(1,000,000)
Fair value of equity shares granted to sellers	(400,000)
Working capital acquired	189,867
Impairment charge	$(3,397,693)

These assets were acquired in accordance with and in an effort to advance the Company’s business plan.  The Company incurred transaction costs of $255,000 during the closing of this acquisition which were recorded as expense in the statement of operations.

JHE’s revenues for the fiscal year ended April 30, 2012 are $935,807 and net income for the fiscal year ended April 30, 2012 is $295,509.

On December 6, 2011 the Company entered into a letter agreement (the “Apache Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Apache Sellers”) with a stated execution date of December 1, 2011 (the “Apache Execution Date”). Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas (the “Redfish Properties”). In return, the Apache Sellers received 203,571 shares of common stock of the Company which, at the Execution Date, had a market value of $1.87 per share.  These shares were authorized on January 31, 2012 and issued on March 8, 2012.  The Company also assumed the responsibility for payment of certain operating expenses and capital expenditures which were valued at $193,717.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the years ended April 30, 2012, and 2011, as if the acquisitions of JHE and the Redfish Properties along with transactions necessary to finance the acquisitions, as if they had occurred on May 1 of 2010. The pro forma information includes the effects of adjustments for interest expense, and depreciation and depletion expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Year Ended April 30,
	2012	2011

Total operating revenue	$1,066,262	$1,157,238
Total operating costs and expenses	6,617,792	4,492,774
Operating loss	(5,551,530)	(3,335,536)
Interest expense and other	(420,314)	(1,469,254)
Net loss attributed to common stockholders	$(5,971,844)	$(4,804,790)
Loss per common share, basic and fully diluted	$(0.18)	$(0.12)

Colonial Divestiture

The Company entered into a Membership Interest Purchase Agreement with Colonial Royalties, LLC (“Colonial”) on December 30, 2011 (the “Colonial Purchase Agreement”), whereby Colonial would purchase 100% of the Company’s interests in JHE and the Retained Profits Interest, held by High Plains (the “Colonial Transaction”), in consideration for $9,350,000. The first payment, $100,000, was received on December 30, 2011.

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

Greene Acquisition

On March 6, 2012, the Company entered into an agreement (the “Greene Agreement”) to purchase certain interests in 6,518 acres of land in Kansas for a total purchase price of $9,125,200.  Pursuant to the Greene Agreement, Circle Star delivered a non-refundable $50,000 deposit to the sellers. The deposit is to be applied to the purchase price upon closing.

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, Circle Star pursued an out of court settlement but was unsuccessful. Circle Star intends to vigorously pursue the recovery of the deposit in an efficient and expeditious manner.

Wevco Acquisition

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company paid Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and was considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “First Amendment Agreement”). The Company paid Wevco a non-refundable $100,000 extension fee (the “First Extension Price”) which is considered an advance on the Wevco Purchase Price.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

BlueRidge Acquisition

On April 17, 2012 the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County (the “Sheridan Properties”) and 12,781 acres in Graham County.  The Company also paid $50,000 in irrevocable earnest money to be applied to the purchase price at closing.

The BlueRidge Purchase Agreement was amended (“The BlueRidge Amendment”) on July 2, 2012 by which the terms were modified by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the Company paid $50,000 to the BlueRidge Sellers and issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.

Pursuant to the BlueRidge Amendment, the Company has the option (the “BlueRidge Option”) to purchase interests in 80,871 acres in Kansas (including the properties in the Rawlins and Graham Counties noted above), by making a cash payment of $10,108,875 and by delivering the number of Common Shares equal to $1,000,000, based on the market price of the Common Shares on the date before closing of the BlueRidge Option, on or before September 28, 2012.

NOTE 6—INVESTEES ACCOUNTED FOR ON THE EQUITY METHOD

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting.  JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas.  The Company’s investment in JHEI was $167,215 and nil for the fiscal years ended April 30, 2012 and 2011, respectively.

NOTE 7—NOTES PAYABLE

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

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Promissory Note discussed in the previous paragraph. The Notes were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Notes were not registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Notes were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.  The notes were discounted by $370,000 to reflect the beneficial conversion that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of April 30, 2012, the unamortized discount related to the Notes was $292,621.  Interest is payable with the principle on September 14, 2014.

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes. The notes were discounted by $1,008,333 to reflect the beneficial conversion that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of April 30, 2012, the unamortized discount related to the February 10% Notes was $782,422.  Interest is payable monthly.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.  The notes were discounted by $1,008,333 to reflect the beneficial conversion price that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of April 30, 2012, the unamortized discount related to the March 10% Notes was $159,791.  Interest is payable monthly.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provides for, among other items the Company to use its best efforts to (i) the grant to the holder of the March 10% Note of a subordinated security interest in JHE, upon termination of the currently existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum, (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas, and (iii) upon issuance of the Pina Bonus Shares, under the terms of the Pina Employment Agreement, as may be amended from time to time, Pina will pledge the Pina Shares to secure payment of the March 10% Notes.

Future annual contractual maturities of long-term debt as of April 30, 2012 were as follows:

Years Ending April 30,	Amounts
2013	$4,750,000
2014	1,500,000
$6,250,000

NOTE 8—SHARE BASED COMPENSATION

We recognized share-based compensation expense of $4,099,663 and nil for the years ended April 30, 2012 and 2011, respectively.

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

A summary of the Company’s common-stock options as of April 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at beginning of period	0	$-
Granted	450,000	0.50
Balance at end of period	450,000	$0.50
Exercisable at January 31, 2012	100,000	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $254,636 and nil as of the fiscal years ended April 30, 2012 and 2011, respectively.  The cost at April 30, 2012, is expected to be recognized over a weighted-average period of 2.5 years.  At April 30, 2012 the aggregate intrinsic value for common stock options was $688,500 and the weighted average remaining contract life was 10 years.

The assumptions used in the fair value method calculation for the fiscal year ended April 30, 2012 are disclosed in the following table:

Fiscal Year Ended April 30, 2012
Weighted average grant date fair value per common stock option granted during the period	$1.43
Weighted average stock price volatility	70.7%
Weighted average risk free rate of return	0.74%
Weighted average expected term	2.00 years
Estimated forfeiture rate	0
Estimated dividend rate	0

Expected dividend yield is zero considering that we do not anticipate paying dividends.  Volatility is based on an average historical volatility for comparable public reporting companies over a period similar to the expected life of the options.  Expected life is based on our judgment of how long the options will be outstanding prior to their exercise.  The risk-free interest rate represents the published interest rate for 2-year US Treasury Bonds on the grant date.

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

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Bonus Shares”) on the Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense to be recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.  Of this amount, $14,709 was recognized in the three months ended January 31, 2011.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares) were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, 1/3 on September 1, 2013.

A summary of the Company’s non-vested stock awards as of April 30, 2012 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	-		$-
Granted	10,987,000	1.90
Vested	-	-
Forfeited	-	-
Non-vested at end of period	10,987,000	$1.90

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $2,986,711 and nil as of the fiscal years ended April 30, 2012 and 2011, respectively.  The cost at April 30, 2012 is expected to be recognized over a weighted-average period of 2.5 years. Related shares are not issued until vested.

NOTE 9—SHAREHOLDERS’ EQUITY

On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock of the Company and one common share purchase warrant, which may be exercised to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013.  As of the fiscal year ended April 30, 2012, all warrants had been exercised.

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

As of April 30, 2012, the Company issued 4,800,000 shares of common stock in connection with the exercise of 4,800,000 share purchase warrants at $0.50 per share. The Company received $2,400,000 in proceeds of which $1,200,000 was received in April 2012 and $1,200,000 in May 2012.  The Company recorded a receivable of $1,200,000 for those warrants exercised in April 2012 but for which funds were received shortly after the balance sheet date.  The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one share of common stock and one common stock purchase warrant, exercisable to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. The terms of the offering are described in more detail above and on the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011.  These shares are considered issued and outstanding at April 30, 2012 and are included in the Company’s weighted average shares outstanding calculation.

NOTE 10—INCOME TAXES

The company has generated losses for financial reporting purposes since its inception in 2007.  Prior to the current reporting period, the company had undertaken only early stage development activities with respect to online helpdesk support system software.  During the current reporting period, the company switched its operational focus to upstream oil and gas development, and began operations related thereto with the acquisition of oil and gas properties.   Due to the early development activities and related tax issues, the company has not recorded a deferred tax asset for the losses incurred prior to this reporting period.  In addition, the company has recorded no income tax provision or benefit for the current reporting period.

A reconciliation of the statutory U.S Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows:

Book Income (Loss)	$(11,078,248)
Statutory Tax Rate	34%
Tax at Statutory Rate	(3,766,605)	34.00%

Permanent Differences
50% Meals & Entertainment	1,320	0.00%
Change in Valuation Allowance	3,765,285	34.00%
Total Provision (Benefit)	$-	0.00%

Management has evaluated the positions taken in the tax filings for the years included in these financial statements as required by ASC 740. The Company believes that these positions should prevail on a more likely than not basis. Accordingly, no reserve for uncertain tax positions and the associated disclosure of such positions was deemed necessary.  Because of our net operating loss carryover, all historic income tax returns are subject to examination by the respective taxing authorities.

Under guidance contained in FASB ASC 740-10, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. The Company’s deferred tax assets and liabilities are as follows:

	4/30/2012	4/30/2011
Deferred Tax Assets (Liabilities) - Current:	$-		$-
Net Deferred Tax Assets (Liabilities) - Current	$-	$-

Deferred Tax Assets (Liabilities) - Noncurrent:
Oil & Gas Properties	175,060	-
Fixed Assets	(2,242)	-
Investment in Partnership - JHE	919,834	-
Stock Compensation	1,393,851	-
Net Operating Losses	1,278,782	-
Valuation Allowance	(3,765,285)	-
Net Deferred Tax Assets (Liabilities) - Noncurrent	$-	$-
Net Deferred Tax Asset (Liability)	$-	$-

For the current reporting period, Management has recorded a full valuation allowance against its net deferred tax asset position due to Management's belief that the realization of its net deferred tax asset is not reasonably assured in accordance with the provisions of ASC 740.  Accordingly, there has been an increase in the valuation allowance of $3,765,285  during the current reporting period.  Management will continue to assess the realization of its deferred tax assets in accordance with ASC 740.

As of the reporting date, the Company estimates that it has a federal tax loss carryforward (“NOLs”) of approximately  $3,765,285 which will expire in various amounts beginning in 2032.

Section 382 of the Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an “ownership change”.  In general terms, an ownership change may result from transactions increasing the ownership percentage of certain shareholders in the stock of the corporation by more than 50 percentage points over a three year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax exempt rate.  Any unused annual limitation may be carried over to subsequent years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains held by the Company at the time of the ownership change that are recognized in the five year period after the change.  If the Company has a built-in loss at the time of the ownership change, built-in losses recognized during the five-year period after the change are generally subject to limitation on their use in the same manner as NOLs.  The Company is in the process of completing its assessment as to whether the provisions of Section 382 will apply and restrict the Company’s ability to otherwise utilize its NOLs in future reporting periods.

For the current reporting period, all of the Company's activities are conducted in the State of Texas.  The State of Texas enacted a tax based on a defined calculation of gross margin (the “margin tax”).  The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax.  Management does not believe that state taxes are material to the tax provision for financial statements included herein.  Accordingly, state income taxes have not been separately detailed in the provision.

The Company has not recorded any tax related interest or penalties in the consolidated statement of operations for the year ended April 30, 2012 or for any prior reporting periods.

None of the Company’s federal or state income tax returns are currently under examination by federal or state authorities.  The statute of limitations for fiscal years ending  April 30, 2008 and subsequent years remain open and subject to review by the federal and state jurisdictions in which they have operated.

NOTE 11—SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

For the Year Ended April 30, 2012
Acquisition of Properties:
Proved	$7,172,344
Unproved	3,093,727
Exploration Costs	92,247
Development Costs	124,482
Total Costs Incurred	$10,482,800

Oil and Gas Reserve Information

Proved oil and gas reserve quantities are based on estimates prepared by LaRoche Petroleum Consultants, Ltd., Circle Star’s third party reservoir engineering firm. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact. The report was prepared as of July 31, 2011 and is dated August 26, 2011.

	Crude Oil (Bbls)	Natural Gas (Mcf)	Total (Boe)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
April 30, 2011	-	-	-
Purchases of reserves in-place	29,788	435,602	102,388
Revisions of previous estimates	7,549	(220,452)	(29,193)
Extensions, discoveries, and other additions	15,070	11,596	17,003
Production	(9,792)	(51,036)	(18,298)
April 30, 2012	42,615	175,710	71,900
	-	-	-

PROVED DEVELOPED RESERVES
April 30, 2011	-	-	-
April 30, 2012	34,645	170,130	63,000

We produced 18,298 Boe during 2012, or which 18,104 Boe is attributable to our JHE assets and the remainder to our Redfish Properties. All of the extensions and discoveries of 17,003 Boe for 2012 came from our JHE assets primarily as a result of the drilling of 22 new wells of which 21 were productive  During 2012, we acquired approximately 102,388 Boe of proved reserves through the acquisitions of JHE and working interests of four Apache-operated properties.  Of these acquired reserves, 101,257 Boe came from JHE and the remainder from the Redfish Properties.  We recorded downward revisions of 29,193 Boe to the April 30, 2011 estimates of our proved reserves at year end 2012 primarily due to the extended shut-in of the Landers #1.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of ASC 932. Future cash inflows at April 30, 2012 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to April 30, 2012 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.  We had no proved reserves at April 30, 2011.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved.

Future income tax expenses give effect to permanent differences, tax credits and loss carry-forwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of our oil and natural gas properties.  We estimate future income taxes to be zero considering the fact that our tax basis in oil and gas properties and our net operating loss carryforwards for income tax reporting purposes exceed our estimated future net cash inflows.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

As of April 30,
2012

Future cash inflows	$4,564,193
Future production costs	(1,117,096)
Future development costs	(37,264)
Future income tax expense	-
Future net cash flows	3,409,833
10% annual discount for estimated timing of cash flows	1,258,123
Standardized measure of discounted future net cash flows related to proved reserves	$2,151,710

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

Years Ended April 30,
2012

Standardized measure, beginning of period	$-
Sales and transfers, net of production costs	(811,093)
Net change in sales and transfer prices, net of production costs	345,939
Extensions and discoveries and improved recovery, net of future production and development costs	722,147
Revisions of quantity estimates	(782,833)
Accretion of discount	244,925
Purchase of reserves in-place	2,449,250
Changes in production rates (timing) and other	(16,625)
Standardized measure, end of period	$2,151,710

The commodity prices inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation are as follows.

2012
Oil (per Bbl)	$92.15
Gas (per mcf)	$3.63

NOTE 12—RELATED PARTY TRANSACTIONS

As of April 30, 2012, there is a balance due to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised HPO with regards to its acquisition of JHE and the Purchase Agreement, charged fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”) of which $100,000 was due and payable on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.  Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.  As of April 30, 2012, all amounts due and payable to Pimuro have been paid.

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

NOTE 13 —COMMITMENTS AND CONTINGENCIES

Operational Contingencies

The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure. We are unaware of any material capital expenditures required for environmental control during this fiscal year.

Leases

Under the terms of a non-cancellable lease agreement, we lease approximately 1,325 square feet of office space in Fort Worth, Texas, at a cost of $1,300 per month. The primary lease term terminates on January 31, 2014.  Rent expense amounted to $34,351 and nil for the years ended April 30, 2012 and 2011, respectively.  As of April 30, 2012, the future minimum lease payments related to this agreement are:

Year 1	$15,600
Year 2	11,700
Total	$27,300

Employment Agreements

We have outstanding employment agreements with both of our executive officers for terms ranging from fifteen to seventeen months. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $90,000 and 3,014,500 shares of common stock and 350,000 options would vest at April 30, 2012.

NBT Communications Contract

On September 20, 2011, we signed a 12-month contract beginning October 1, 2011, with ChangeWave, Inc. dba NBT Communications, to provide:  shareholder acquisition and marketing consulting by means of a project roadmap; institutional investor targeting and presentation review and recommendations; NBT Research reports and updates; social media site management; Web Site/E-letter Sponsorships; NBT and broker dealer conferences; and financial media article/coverage program.  We pay a monthly fee of $6,000 per month.  NBT will also receive 400,000 of common stock upon the achievement of defined contractual milestones.

Pending Litigation

Landers

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November, 2010 and it became final and non-appealable in December, 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed and Orbis has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

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

The property that is subject to the litigation was assigned to Orbis on June 12, 2012 pursuant to the Note Payment Agreement.

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”).  Cottonwood alleges breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”).  Cottonwood filed the complaint after the Company terminated the Cottonwood Purchase Agreement after the Company determined that Cottonwood had options to title to less than 12,908.46 net acres and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood is seeking damages of at least $4,324,180. Management believes that the allegations by Cottonwood are without merit and the Company intends to vigorously defend against the claims.  The Company is evaluating potential counterclaims against Cottonwood.

Greene Litigation

 On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between the Company and the Defendants on March 6, 2012, pursuant to which the Company would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, the Company delivered a $50,000 deposit that was refundable due a default by the sellers. The Company terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, the Company pursued an out of court settlement but was unsuccessful. The Company intends to vigorously pursue the recovery of the deposit in an efficient and expeditious manner.

NOTE 14—SUBSEQUENT EVENTS (UNAUDITED)

On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

On June 19, 2012, the Company’s filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, Circle Star pursued an out of court settlement but was unsuccessful. Circle Star intends to vigorously pursue the recovery of the deposit in an efficient and expeditious manner.

On July 9, 2012, the Company entered into the Amendment to the Purchase and Sale Agreement (the “BlueRidge Amendment”) with BlueRidge Petroleum Corporation, Walter F. Brown, Kirk T. and/or Rebecca L. Rundle as JTRS, First Equity Resources, LLC, G. Jeff Mowry and Marsha S. Mowry Trust Dated July 9, 2007, Harold C. Porter Family Trust, Bobbie D. Porter Living Trust dated December 13, 2004, Porter Oil Properties, LLC, OA Operating, Inc., and Swann Resources, Inc. (collectively the “BlueRidge Sellers”). The Amendment amends the Purchase and Sale Agreement entered into by the same parties on April 17, 2012 (the “BlueRidge Purchase Agreement”).

Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas, as more fully described in Exhibit A to the BlueRidge Purchase Agreement in return for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County (the “Sheridan Properties”) and 12,781 acres in Graham County.

The BlueRidge Amendment modified the terms of the BlueRidge Purchase Agreement by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the Company paid $50,000 to the BlueRidge Sellers and issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.

Pursuant to the BlueRidge Amendment, the Company has the option (the “BlueRidge Option”) to purchase interests in 80,871 acres in Kansas (including the properties in the Rawlins and Graham Counties noted above), by making a cash payment of $10,108,875 and by delivering the number of Common Shares equal to $1,000,000, based on the market price of the Common Shares on the date before closing of the BlueRidge Option, on or before September 28, 2012.

Effective June 1, 2012, the Edsels and Circle Star entered into a Note Payment Agreement (the “Note Payment Agreement”, whereby, Circle Star paid the Edsels $1,250,000 and conveyed to Orbis Energy, Ltd. (“Orbis”) certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended Pledge Agreement and the Novation.

On July 16, 2012, Elmer Reed, a director, received a grant of 150,000 shares of common stock of the Company that vests on July 16, 2013.

On July 16, 2012, Jayme Wollison, an employee, received a grant of 750,000 shares that vest according to the following schedule; 250,000 shares on April 12, 2013, 250,000 shares on April 12, 2014, and 250,000 shares on April 12, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on or about October 17, 2011, the Company terminated the services of its principal independent auditor, Silberstein Ungar, PLLC CPAs and Business Advisors of Bingham Falls, Michigan (the “Former Accountant”).

In the Former Accountant’s principal accountant reports on the Company’s financial statements for each of the past two years, no adverse opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles.  The Company’s principal accountant report on the Company’s financial statements for the years-ended April 30, 2010 and 2011, as reported in the registrant’s Form 10-K/A filed with the SEC” on August 16, 2011, and Form 10-K filed with the SEC on June 18, 2010, contained a disclaimer paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

The change in auditor was recommended, approved and ratified by the Company's Board of Directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management’s Report On Internal Controls Over Financial Reporting

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

As of April 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of April 30, 2012.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

In July 2012, we appointed an audit committee consisting solely of outside directors.  We intend to add accounting staff, either internally or on a consulting basis, with sufficient expertise to improve our financial reporting processes and add segregation of duties.  We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weakneses.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of our current fiscal year end, April 30, 2013.

Changes in internal controls over financial reporting

Except as noted above, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

As of August 13, our officers and directors and their ages and positions are as follows:

Name	Age	Position	Date Of Appointment

S. Jeffrey Johnson	47	Chief Executive Officer, Director and Chairman of the Board of Directors	Mr. Johnson has served as a director since June 16, 2011, as Chairman since July 6, 2011 and as Chief Executive Officer since October 11, 2011.
G. Jonathan Pina	30	Chief Financial Officer, Secretary	Mr. Pina has served as Chief Financial Officer since July 11, 2011 and as Secretary since December 16, 2011.
Thomas Merill Richards	71	Director	Mr. Richards has served as a director since January 13, 2012.
Morris “Sam” B. Smith	68	Director	Mr. Morris has served as a director since March 5, 2012.
Elmer Reed	63	Director	Mr. Reed has served as a director since July 16, 2012.

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

S. Jeffrey Johnson

Mr. Johnson was the founder, Chairman and CEO of Cano Petroleum, Inc. from 2004-2011, initially an OTC listed company which moved to the NYSE/Amex in 2005. Mr. Johnson was CEO of Scope Operating Company from 1998-2004 and was the founder and CEO of Acumen Resources, Inc. from 1993-1998. From 1989-1993, he was Vice President of Touchstone Capital. Mr. Johnson is the managing member of High Plains, a private oil and gas company he founded in April 2011. He currently serves on the Advisory Board of Planet Resource Recovery, an EOR service company and on the Board of Directors of Y2M (Young Men Moving), a non-profit organization established to mentor young men who may not have positive male role models in their daily life. Mr. Johnson also previously served on the NYSE/Amex Listed Company Counsel.

Thomas Merrill Richards

Mr. Richards is an oil and gas attorney. Mr. Richards graduated with a B.A. in Finance at Texas Tech University. He earned his Doctorate of Law at Baylor University. Mr. Richards is the Founder and President of “Books for Belize”, a Texas company that provides children’s books to Central America Countries. He is a Managing Partner and Owner of Richards Cattle Company, and the Founder and President of Redco, Inc., an Oil and Gas Exploration Company. Mr. Richards is a member of the Presidents Council at Texas Tech University. Mr. Richards was formerly the Land and Lease Manager of Cano Petroleum, Inc., a Fort Worth based Oil and Gas Enhanced Recovery Company.

Morris “Sam” B. Smith

Mr. Smith currently acts as a consultant for various oil and gas companies.  Mr. Smith served as the Chief Executive Officer and as a Director of Woodbine Acquisition Corporation from April 2011 to August 2011, and as a consultant until October 2011.  Prior to his employment with Woodbine Acquisition Corporation, Mr. Smith served as a consultant for four private entities, including two oil and gas companies and one oilfield service companies.  From 2005 to 2008, Mr. Smith served as the Chief Financial Officer for Cano Petroleum.  Prior to Cano, he served as a consultant for RBI International from 2004 to 2005.  Prior to RBI, he served as the Executive Vice President, Chief Financial Officer and Treasurer for Encore Acquisition Company from 2000 to 2003.  Prior to Encore, Mr. Smith held the position of Vice President of Finance and Chief Financial Officer for Union Pacific Resources from 1996 to 2000.  He also served in various managerial positions, including Controller, for Union Pacific Corporation from 1990 to 1996.  Mr. Smith received a Bachelor of Business Administration from McMurray University, and completed the Advanced Management Program and International Studies from the Harvard School of Business.

Elmer Reed

Mr. Reed has over 41 years of oil field service & operational experience. Mr. Reed is currently Vice President, Executive Sales for Select Energy Services.  Prior to joining Select Energy Services, Mr. Reed worked in various management positions for BJ Services Company, Newpark Drilling Fluids, and Halliburton Energy Services where he reported directly to the President. Mr. Reed has served as Director and Secretary/Treasurer of the International Oilmen’s Golf Association for over 30 years.  Mr. Reed is active in IPAA and a lifetime member of Society of Petroleum Engineers, Houston Livestock Show and Rodeo, and Houston Farm and Ranch. Mr. Reed is a graduate of Texas Tech University with a BBA in Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended April 30, 2012, except for the following reports:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

S. Jeffrey Johnson	3	3	0
G. Jonathan Pina	0	0	0
Thomas Merrill Richards	1	1	0
Morris “Sam” B. Smith	1	1	0
David Brow	3	3	0
Terry W. Dorris	0	0	0

Nominating Committee

As of the fiscal year end the Company did not have a nominating committee. The Board as a whole acts as the nominating committee.

Audit Committee

The Board established an audit committee on July 27, 2012. The audit committee charter was approved on July 27, 2012.  Thomas Merrill Richards, Elmer Reed and Morris “Sam” B. Smith are member of the audit committee. Morris “Sam” B. Smith is the chairman of audit committee and is considered an audit committee expert. Company had not previously seen the need to retain independent directors and an "audit committee financial expert" as prior to June 2011, the Company's management consisted of a sole officer and director and had limited funds to retain an "audit committee financial expert." The Company's operations, Board of Directors and executive team has expanded in the last year and the Board decided to establish an audit committee.

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics to date, as prior to June 2011, the Company's management consisted of a sole officer and director. The Company's operations, Board of Directors and executive team has expanded in the past year and the Company intends to adopt a code of ethics shortly.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to executive officer of the Company for services rendered until April 30, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Mr. Felipe A. Pati (i) Former, President, Treasurer Secretary and Director	2010 2011 2012	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Mr. David Brow (ii) Former President, Secretary, Treasurer and Director	2012	Nil	Nil	Nil	143,000 (iv)	Nil	Nil	143,000

G. Jonathan Pina (iii) Chief Financial Officer and Secretary	2012	140,323	Nil	2,915,000 (iv)	500,500 (iv)	Nil	Nil	3,558,500

S. Jeffrey Johnson Chief Executive Officer, Chairman of the Board of Directors	2012	116,667	Nil	2,862,405 (iv)	Nil	Nil	2,000	2,981,072

(i) Pati resigned as President, Treasurer and Secretary, effective June 2, 2011. Pati did not stand for re-election as a director at the annual and special meeting of shareholders held on June 6, 2011.

(ii) Brow was appointed, President, Treasurer and Secretary, effective June 2, 2011. Brow was elected as a director on June 6, 2011. Effective July 11, 2011, Pina took over the role as Principal Financial Officer of the Company and affective December 16, 2011, Pina took over the role as Secretary.  Effective October 11, 2011, Johnson took over the role as Chief Executive Officer of the Company. On March, 5, 2012, Brow resigned as a director of the Company. See Option Grants below for more detail.

(iii) Pina was appointed as Chief Financial Officer, effective July 11, 2011. Pina receives an annual salary of $180,000 and received 500,000 shares of common stock of the Company as a bonus on July 11, 2011. The shares issued on July 11, 2011 under the Pina Employment Agreement were later rescinded. Pina received 1,000,000 shares of common stock on July 16, 2012 and will receive 500,000 shares of common stock on July 11, 2013. See Option Grants and Employment Agreement below for more information.

 (iv) See note 8 of the Company’s consolidated financial statements.

The information below is as of April 30, 2012.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Mr. Felipe A. Pati Former President, Secretary, Treasurer and Director)	-	-	-	-	-	-	-		-	-
David Brow President, Secretary and Director (Former Treasurer)	100,000	-	-	0.50	July 6, 2021	-	-		-	-
G. Jonathan Pina Chief Financial Officer	-	350,000	350,000	0.50	(i)	1,500,000	3,045,000	(ii)	-	-
S. Jeffrey Johnson Chief Executive Officer, Chairman of the Board of Directors	-	-	-	-	-	9,087,000	18,446,610	(ii)	-	-

(i) Mr. Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options will expire, July 11, 2022, July 11, 2023 and July 11, 2024 respectively.

(ii) Based on the closing price per share of our common stock on April 30, 2012, as reported by the OTCBB.

Option Grants and Exercises

On July 6, 2011, Brow was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

In connection with Pina Employment Agreement, Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The exercise price for the stock options is $0.50, which is based upon the current price at which shares of the Company’s common stock is trading on the OTCBB, the lack of an active trading market of the common stock and the exploratory stage of the Company and its business.

Employment Agreements

G. Jonathan Pina

On July 11, 2011, the Company entered into the Pina Employment Agreement with Pina, pursuant to which Pina will serve as the Company’s Chief Financial Officer effective as of Pina Effective Date. Pursuant to the terms of the Pina Employment Agreement, Pina will receive an initial annual base salary of $180,000, which may be increased at the discretion of the Board, and Pina will also receive a signing bonus of 1,500,000 shares of common stock of the Company (the “Pina Bonus Shares”), of which 500,000 Bonus Shares vest and are payable on execution of the Employment Agreement, 500,000 Bonus Shares vest and are payable 12 months after the Pina Effective Date and 500,000 Bonus Shares vest and are payable 24 months after the Pina Effective Date. The term of the Employment Agreement is for two years from the Pina Effective Date and shall be automatically extended by one year unless notice is given 30 days prior to the expiration of the employment period or the agreement is otherwise terminated.

The Pina Employment Agreement provides that in the event of Pina’s termination for any reason other than for Cause (as defined in the Pina Employment Agreement) or a resignation for  Good Reason (as defined in the Employment Agreement), Pina will be entitled to severance payments (i) if the termination is after six months of employment, but less then twelve months, the Company shall pay severance, based upon Pina’s base salary and medical and dental insurance, if any, equal to six months' salary and reimburse Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of six months, or (ii), if the termination is after twelve months or more of employment, the Company shall pay severance, based upon Pina’s base salary and medical and dental insurance, if any, equal to twelve months salary and reimburse Pina for medical and dental insurance as the Company is then obligated to pay, if any, for a period of twelve months.

In connection with the Pina Employment Agreement, Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting 12 months after the Pina Effective Date, 116,667 stock options vesting 24 months after the Pina Effective Date and 116,667 stock options vesting 36 months after the Pina Effective Date. The exercise price for the stock options is $0.50, which is based upon the current price at which shares of the Company’s common stock is trading on the OTCBB, the lack of an active trading market of the common stock and the exploratory stage of the Company and its business.

The Pina Employment Agreement can be found as exhibit 10.1 to the current report filed on Form 8-K and filed with the SEC on July 13, 2011.

On December 21, 2011, the Company and Pina entered into the Pina Amending Agreement to amend the executive employment agreement. The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina BonusBonus Shares on the 24 month anniversary of the Pina Effective Date. Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.

The foregoing description of the Pina Amending Agreement is qualified in its entirety by reference to the copy of the Pina Amending Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2011.

S. Jeffrey Johnson

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

The foregoing description of the Johnson Employment Agreement is qualified in its entirety by reference to the copy of the Johnson Employment Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2011. The description of the Johnson Amendment Agreement is qualified in its entirety by reference to the copy of the Johnson Employment Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2012.

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

The chart below lists director’s compensation for the fiscal year ended April 30, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation earnings ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Mr. Felipe A. Pati Former, President, Treasurer Secretary and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mr. David Brow President, Secretary and Director (Former Treasurer)	Nil	Nil	143,000 (1)	Nil	Nil	Nil	143,000 (1)
Mr. Terry W. Dorris Former Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mr. Thomas Merrill Richards Director	2,000	Nil	Nil	Nil	Nil	Nil	2,000
Mr. Morris “Sam” B. Smith Director	2,000	Nil	Nil	Nil	Nil	Nil	2,000

(1) On July 6, 2011, David Brow, the President, Secretary and a director of the Company, was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant. The options are valued based on the closing price of the shares of common stock of the Company on April 30, 2012.

On March 8, 2012, the Board of Directors of the Company approved a compensation package for independent directors which includes 150,000 shares of common stock of the Company to vest one year after the grant date and terminate if the director is no longer a board member (“Director Shares”), (ii) $1,000 per month per director, and (iii) reimbursement of all out of pocket expenses. The Director Shares were granted to Richards and Smith effective March 8, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock owned as of August 8, 2012, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Directors and Named Officers as a group
Common Stock	S. Jeffrey Johnson (2) 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	1,000,000	(1)	2.54%
Common Stock	G. Jonathan Pina (3) 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	1,116,666	(2)	2.83%
Common Stock	Morris “Sam” B. Smith 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	150,000	(3)	Nil
Common Stock	Thomas Merrill Richards 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	150,000	(4)	Nil
Common Stock	Elmer Reed 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	Nil	(5)	Nil
Total for all Directors and Named Officers		2,116,666		5.366%

(1) Johnson’s shares are held in the name of High Plain Oil LLC, which is wholly owned by Johnson, the CEO and Chairman of the Company.

(2) Pina was appointed as Chief Financial Officer and took over the Principal Financial Officer duties from David Brow as of July 11, 2011. Mr. Pina was granted 350,000 stock options to acquire shares of common stock of the Company, which can be acquired at $0.50 per share of common stock and vest 1/3 on July 11, 2012, 1/3 on July 11, 2013, and 1/3 on July 11, 2014. Pursuant to Pina’s employment agreement, he is entitled to 1,000,000 shares of common stock of the Company on July 11, 2012 (which have been issued) and 500,000 on July 11, 2013. As a result of the vesting dates, 500,000 shares of common that vest on July 11, 2013 were not included, In addition, 116,666 and 116,667 stock options that vest on July 11, 2013 and July 11, 2014, respectively, were not included.

(3) Morris “Sam” B. Smith received a grant of 150,000 shares of common stock of the Company that vests on March 8, 2013.  As a result of the vesting date the shares were not included in the chart.

(4) Thomas Merrill Richards received a grant of 150,000 shares of common stock of the Company that vests on March 8, 2013.  As a result of the vesting date the shares were not included in the chart.

(5) Elmer Reed received a grant of 150,000 shares of common stock of the Company that vests on July 16, 2013.  As a result of the vesting date the shares were not included in the chart.

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

On June 16, 2011, the Company completed the acquisition of JHE in accordance with terms of the JHE Purchase Agreement. Pursuant to the JHE Purchase Agreement, the Company acquired, effective on the JHE Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE was wholly owned by Johnson who was elected to the Board of Directors of the Company, subsequent to the JHE Acquisition, on June 16, 2011.   Johnson was appointed as Chairman of the Board on July 6, 2011 and appointed as CEO on October 11, 2011. As part of the JHE Acquisition, High Plains, which was wholly owned by Johnson was issued 1,000,000 shares of common stock of the Company and the Company paid the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. in connection with the High Plains Acquisition. Mr. Johnson was at arms’ length to the Company prior to his appointment as a director.

On July 6, 2011, David Brow, a director and officer of the Company, was granted an option to purchase 100,000 shares of common stock of the Company under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.

In addition, as part of the JHE Acquisition, the Company is required to pay Pimuro, a consultant who advised High Plains with regards to the High Plains Acquisition and the JHE Purchase Agreement, the fees, commissions, and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement, payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000, and $40,000 commencing when JHE receives $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties. To date these fees have all been paid. Pina, the current Chief Financial Officer of the Company, is a former managing director of Pimuro Capital Partners, LLC. Pina was appointed as Chief Financial Officer of the Company on July 11, 2011. . Pina was at arms’ length to the Company prior to his appointment as Chief Financial Officer.  See “Item 11 Executive Compensation.”

On October 11, 2011, Johnson was appointed as the Chief Executive Officer of the Company. Johnson was the Chairman of the Board of Directors of the Company when he was appointed as the Chief Executive Officer. See “Item 11 Executive Compensation.” for details of the Johnson Employment Agreement.

Subsequent Event

Subsequent to the fiscal year end covered in this Annual Report on Form 10-K, Circle Star conveyed to the Edsels, certain properties held by JHE as part of the Note Payment Agreement.  Pursuant to the Retained Profits Interest, High Plains, an entity wholly owned by the Chairman and CEO of the Company, was entitled to 10% of the proceeds of the transaction and the Company paid to High Plains $25,000.

Director Independence

We currently have four directors: S. Jeffrey Johnson, Thomas Merrill Richards, Morris “Sam” B. Smith and Elmer Reed. Richards, Smith, and Reed are considered independent based on the definition used in Section 803 of the NYSE MKT Company Guide.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the fiscal year ended April 30, 2012, Hein & Associates LLP billed us for $88,689 in audit fees. For the fiscal year ended April 30, 2011, Silberstein Ungar, PLLC billed us for $8,250 in audit fees.

Audit Related Fees

For the fiscal year ended April 30, 2012, Hein & Associates LLP billed us $30,768 for audit related fees. For the fiscal year ended April 30, 2011, we did not pay any fees to our former auditor, Silberstein Ungar, PLLC for audit related fees.

Tax Fees

For the fiscal year ended April 30, 2012, we did not pay any fees to Hein & Associates for tax compliance, tax advice, or tax planning or other tax related fees. For the fiscal year ended April 30, 2011, we did not pay any fees to our former auditor, Silberstein Ungar, PLLC for tax compliance, tax advice, or tax planning or other tax related fees.

All Other Fees

We did not pay any fees to Hein & Associates for other work during our fiscal year ended April 30, 2012. We did not pay any fees to our former auditors, Silberstein Ungar, PLLC for other work during our fiscal year ended April 30, 2011.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Hein & Associates and the estimated fees related to these services.

PART IV

Item 15. Exhibits, financial statement schedules.

Exhibit	Description

3.1
Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp. (included as Exhibit 10.10 to the Annual report on Form 10-K/A filed on August 16, 2011)
10.11	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.12	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.13	Letter Agreement dated December 1, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.14	Amending Agreement among the Company and G. Jonathan Pina entered into on December 21, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)

10.15	Membership Interest Purchase Agreement between the Company and Colonial Royalties, LLC dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.16	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.17	Form of 10% Convertible Note (February 2012) (included as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.18	Inter-Creditor Agreement (included as Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.19	First Amendment to Assignment and Novation Agreement (included as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.20	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement (included as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.21	Leasehold Purchase Agreement dated March 8, 2012 (included as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.22	Form of 10% Convertible Note (March 2012) (included as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.23	Addendum to March 2012 Convertible Note Subscription Agreement (included as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.24	Amendment to Leasehold Purchase Agreement dated April 24, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.25	Second Amendment to Leasehold Purchase Agreement dated June 12, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.26	Purchase and Sale Agreement dated April 17, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.27	Amendment to the Purchase and Sale Agreement dated July 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
16.1	Letter from Silberstein Unger, PLLC dated January 5, 2012 (included as Exhibit 99.1 to the Form 8-K filed on January 5, 2012)
23.1	Consent of LaRoche Petroleum Consultants, Ltd.
23.2	Consent of Hein and Associates LLP
23.3	Consent of Silberstein Ungar, PLLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of LaRoche Petroleum Consultants dated June 8, 2012

99.2	Report of LaRoche Petroleum Consultants dated June 29, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

August 13, 2012	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ S. Jeffrey Johnson	Director, Chairman	August 13, 2012
S. Jeffrey Johnson

/s/ G. Jonathan Pina	Chief Financial Officer	August 13, 2012
G. Jonathan Pina	(Principal Financial Officer)

/s/ Thomas Merrill Richards	Director	August 13, 2012
Thomas Merrill Richards

/s/ Morris “Sam” B. Smith	Director	August 13, 2012
Morris “Sam” B. Smith