Form 10-Q
period 2012-07-31
CIRCLE STAR ENERGY CORP.
filed 2012-09-19
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Number of common shares outstanding at September 14, 2012: 41,504,571

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$36,217	$60,626
Trade accounts receivable	89,575	153,872
Warrant subscriptions receivable	-	1,200,000
Prepaid expenses and other assets	22,092	13,972
Total Current Assets	147,884	1,428,470
Oil and gas properties at cost, using the successful efforts method, net
Unproved properties	1,893,789	—
Deposits on oil and gas properties subject to forfeiture	3,661,638	3,097,727
Proved properties	3,077,304	3,431,743
Less: accumulated depletion, depreciation and amortization	(601,831)	(574,341)
Net oil and gas properties	8,030,900	5,955,129
OTHER ASSETS:
Investment in partnership	177,131	167,215
Furnitures and fixtures, net	6,184	6,596
Total Other Assets	183,315	173,811
Total Assets	$8,362,099	$7,557,410

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$412,859	$256,840
Accrued liabilities	15,624	6,447
Bank overdrafts	-	409,544
Due to related party	24,521	24,521
Interest payable	163,992	86,472
Seller note payable	-	1,500,000
Convertible notes payable, net of unamortized discount	2,221,038	2,307,787
Total Current Liabilities	2,838,034	4,591,611
Convertible notes payable, net of unamortized discount	1,624,759	1,207,379
Total Liabilities	4,462,793	5,798,990
STOCKHOLDERS' EQUITY
Common stock, 100,000,000, par value $0.001 shares authorized, 40,404,571 and 35,693,572 common shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively.	40,405	35,694
Additional paid in capital	17,038,088	12,971,209
Accumulated deficit	(13,179,187)	(11,248,483)
Total Stockholders' Equity	3,899,306	1,758,420
Total Liabilities and Stockholders' Equity	$8,362,099	$7,557,410

CIRCLE STAR ENERGY CORP.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Revenues:
Oil sales	$147,401	$143,215
Gas sales	3,203	73,078
Total Revenues	150,604	216,293

Operating Expenses:
Lease operating	17,774	8,944
Production taxes	7,336	17,796
Depreciation, depletion, and amortization	82,465	78,426
Exploration costs	25,507	-
Impairment of oil gas properties	-	3,397,693
General and administrative	1,426,786	1,479,745
Total Operating Expenses	1,559,868	4,982,604
Operating Loss	(1,409,264)	(4,766,311)
Other Income (Expense):
Interest expense	(441,509)	(330,000)
Equity in earnings of unconsolidated affiliates	9,916	-
Loss on sale of assets	(89,847)	-
Net Loss	$(1,930,704)	$(5,096,311)

Net Loss Per Share: Basic and Diluted	$(0.05)	$(0.13)

Weighted Average Shares Outstanding: Basic and Diluted	36,601,529	39,714,674

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE QUARTER ENDED JULY 31, 2012
.
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, May 1, 2012	35,693,571	$35,694	12,971,209	(11,248,483)	1,758,420

Net loss	-	-	-	(1,930,704)	(1,930,704)

Share-based compensation expense	-	-	959,890	-	959,890

Common stock issued for cash	500,000	500	749,500	-	750,000

Common stock issued for acquisition of WEVCO leases	600,000	600	533,400	-	534,000

Common stock issued for acquisition of Blue Ridge leases	2,611,000	2,611	1,825,089	-	1,827,700

Shares issued to Jonathan Pina	1,000,000	1,000	(1,000)	-	-

Balances, July 31, 2012	40,404,571	$40,405	$17,038,088	$(13,179,187)	$3,899,306

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Cash flows from operating activities
Net loss	$(1,930,704)	$(5,096,310)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	82,465	78,426
Accretion of discount on notes payable	330,631	245,753
Share-based compensation	959,890	1,182,397
Impairment of oil and gas properties	-	3,397,693
Equity in earnings of unconsolidated affiliates	(9,916)	-
Loss on sale of oil and gas properties	89,847	-
Changes in operating assets and liabilities
Trade accounts receivable	64,297	39,467
Prepaid expenses and other assets	(8,120)	(3,974)
Accounts payable	156,019	63,843
Accrued liabilities	9,177	-
Bank overdrafts	(409,544)	-
Salaries Payable	-	11,581
Interest payable	77,520	53,425
Net cash used in operating activities	(588,438)	(27,699)
Cash flows from investing activities
Additions of oil and gas properties, net	(135,971)	(995,397)
Distributions from equity method investees	-	3,270
Capital expenditures	-	(8,860)
Net cash provided by (used in) investing activities	(135,971)	(1,000,987)
Cash flows from financing activities
Partner distributions	-	(72,435)
Proceeds from the issuance of common stock	1,950,000	1,200,000
Payments on note issued to seller	(1,250,000)	-
Net cash provided by financing activities	700,000	1,127,565
Net (decrease) increase in cash	(24,409)	98,879
Cash
Beginning of period	60,626	6,696
End of period	$36,217	$105,575
Supplemental Cash Flow Information:
Cash paid for interest	$33,453	$30,822
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$250,000	$-
Common stock issued for acquisition of WEVCO leases	$534,000	$-
Common stock issued for acquisition of Blue Ridge leases	$1,827,700	$-
Common stock issued for acquisition of JHE assets	$-	$400,000
Promissory note assumed for acquisition of JHE assets	$-	$5,517,536

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Circle Star Energy Corp (a Nevada Corporation) (the “Company,” “we,” “us,” or “our”) is a Fort Worth based independent exploration and production company engaged in the acquisition and development of oil and natural gas properties and production of oil and natural gas in the United States.

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part to the volatility in prices for oil and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, we have made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which affect the amount at which oil and gas properties are recorded. Significant assumptions are also required in estimating our share-based compensation. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amendment is effective for the Company at the beginning of July 2012, with early adoption prohibited. The adoption of this amendment did not materially affect the Company’s financial statements.

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of arrangements that permit offsetting assets and liabilities. The amendment expands the disclosure requirements to require both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment will be effective for us, beginning on January 1, 2013, and must be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements when implemented.

NOTE 2—GOING CONCERN

At July 31, 2012, we had cash and cash equivalents of $36,217 and a working capital deficit of $2,690,150.  For the quarter ended July 31, 2012, we had net loss attributable to common shareholders of $1,930,704 and an operating loss of $1,409,264.

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

NOTE 3—LOSS PER COMMON SHARE

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

	July 31,	July 31,
	2012	2011
Common stock awards issuable pursuant to service contract	400,000	-
Common stock options	450,000	450,000
Common stock awards	10,887,000	1,500,000
Convertible notes payable	3,166,667	-
Stock warrants	250,000	-

NOTE 4—ACQUISITIONS AND DIVESTITURES

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

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the quarter ended July 31, 2011, as if the acquisitions of JHE and the Redfish Properties along with transactions necessary to finance the acquisitions, as if they had occurred on May 1 of 2011. The pro forma information includes the effects of adjustments for interest expense, and depreciation and depletion expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of May 1, 2012, nor are they necessarily indicative of future consolidated results.

Total operating revenue	$340,405
Total operating costs and expenses	136,412
Operating loss	203,993
Interest expense and other	(1,542,397)
Net loss attributed to common stockholders	$(1,338,404)
Loss per common share, basic and fully diluted	$(0.03)

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

Wevco Acquisition

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco will sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco $100,000, and the Company paid Wevco an additional $200,000 during March  2012(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and was considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “First Amendment Agreement”). The Company paid Wevco a non-refundable $100,000 extension fee (the “First Extension Price”) which is considered an advance on the Wevco Purchase Price.

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco.  The Company paid the $100,000 extension fee to Wevco on June 13, 2012.  If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. As of July 31, 2012, $500,000 has been credited towards the Wevco Purchase Price.  The shares were issued on June 19, 2012 at a price of $0.89 per share.

As of July 31, 2012, we had $3,611,638 capitalized in oil and gas deposits subject to forfeiture on our consolidated balance sheet related to the Wevco acquisition.  If we are unsuccessful in completing the Wevco acquisition, we will charge these costs to exploration expense.

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

The BlueRidge Purchase Agreement was amended (the “BlueRidge Amendment”) on July 2, 2012 by which the terms were modified by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the $50,000 of earnest money previously paid was applied to the purchase price and the Company issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.  The shares were issued on July 19, 2012 at a price of $0.70 per share.

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

Sale of Properties

On June 1, 2012, Circle Star conveyed certain interests in The Encana Properties to Orbis Energy LTD in accordance with the terms of the Note Payment Agreement for net consideration of $225,000 (See Note 7 for more information).  The Encana Properties had a carrying value of $320,837 resulting in a loss on the divestiture of $95,837.

NOTE 5—NOTES PAYABLE

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

On September 14, 2011, the Company issued 6% convertible notes (the “Notes”) in the total amount of $1,500,000 (the “Note Issuance”). The Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the Note may convert the principal and interest into shares of common stock of the Company.  The proceeds of the Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Promissory Note discussed in the previous paragraph. The Notes were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Notes were not registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Notes were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.  The notes were discounted by $370,000 to reflect the beneficial conversion that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of July 31, 2012, the unamortized discount related to the Notes was $261,534.  Interest is payable with the principle on September 14, 2014.

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance will be used for other general corporate purposes. The notes were discounted by $1,008,333 to reflect the beneficial conversion that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of July 31, 2012, the unamortized discount related to the February 10% Notes was $528,962.  Interest is payable monthly.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance will be used for other general corporate purposes.  The notes were discounted by $183,333 to reflect the beneficial conversion price that existed on the date of issuance.  This discount will be accreted over the term of the convertible notes using the effective yield method.  As of July 31, 2012, the unamortized discount related to the March 10% Notes was $113,707.  Interest is payable monthly.

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

NOTE 6—SHARE BASED COMPENSATION

We recognized share-based compensation expense of $959,890 and $1,182,397 for the quarters ended July 31, 2012 and 2011, respectively.

On July 6, 2011, David Brow (“Brow”) the then sole officer of the Company, was granted 100,000 stock options under the Company’s 2011 Stock Option Plan at an exercise price of $0.50 and vesting immediately.

On July 11, 2011, Jonathan Pina, CFO was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options will expire, July 11, 2022, July 11, 2023 and July 11, 2024 respectively.

A summary of the Company’s common-stock options as of July 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at beginning of period	450,000	$0.50
Granted	0	0
Balance at end of period	450,000	$0.50
Exercisable at July 31, 2012	216,666	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $186,815 as of July 31, 2012, which is expected to be recognized over a weighted-average period of 2.0 years.  At July 31, 2012 the aggregate intrinsic value for common stock options was $688,500 and the weighted average remaining contract life was 10 years.

On October 11, 2011, the Company entered into an executive employment agreement (the “Johnson Employment Agreement”) with Jeff Johnson, a director and Chairman of the board of directors (the “Board”) of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Effective Date”) and ending on the second anniversary of the Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued shares of common stock of the Company (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

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

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Bonus Shares”) on the Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense to be recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.  As of July 31, 2012, all of this amount had been recognized.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares) were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, 1/3 on September 1, 2013.

On March 8, 2012, Thomas Richards, a director, received a grant of 150,000 shares of common stock of the Company that vests on March 13, 2013.

On March 8, 2012, Morris Smith, a director, received a grant of 150,000 shares of common stock of the Company that vests on March 13, 2013.

On April 19, 2012, Renee Traghella, an employee, received a grant of 100,000 shares that vest according to the following schedule; 33,333 shares on May 1, 2013, 33,333 shares on May 1, 2014, and 33,334 shares on May 1, 2015.

On July 16, 2012, Elmer Reed, a director, received a grant of 150,000 shares of common stock of the Company that vests on July 16, 2013.

On July 16, 2012, Jayme Wollison, an employee, received a grant of 750,000 shares that vest according to the following schedule; 250,000 shares on April 12, 2013, 250,000 shares on April 12, 2014, and 250,000 shares on April 12, 2015.

A summary of the Company’s non-vested stock awards as of July 31, 2012 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	10,987,000	$1.90
Granted	900,000	1.68
Vested	1,000,000	1.97
Forfeited	-	-
Non-vested at end of period	10,887,000	$1.68

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $2,991,258 as of July 31, 2012, which is expected to be recognized over a weighted-average period of 2.5 years. Related shares are not issued until vested.

NOTE 7—INCOME TAXES

The effective income tax rates for the three months ended July 31, 2012 and 2011, was nil. Total income tax expense for the three months ended July 31, 2012 and 2011, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

NOTE 8—SHAREHOLDERS’ EQUITY

On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit, for aggregate cash proceeds of $750,000. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

A summary of the Company’s outstanding warrants as of July 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at beginning of period	0	$-
Granted	250,000	2.75
Balance at end of period	250,000	$2.75
Exercisable at July 31, 2012	250,000	$2.75

On July 31, 2012, the Company issued 1,000,000 shares of common stock to Jonathan Pina in accordance with the terms of the Pina Amending Agreement dated December 21, 2011.  The shares vested on July 11, 2012.

NOTE 9—RELATED PARTY TRANSACTIONS

As of July 31, 2012, there is a balance due to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment

During the quarter ended July 31, 2011, Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised HPO with regards to its acquisition of JHE and the Purchase Agreement, charged fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro. Pimuro was controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.

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

On June 12, 2012, the Company paid HPO $25,000 for its 10% share of the sale of the Encana Properties.

NOTE 10—LITIGATION

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

NOTE 11—SUBSEQUENT EVENTS

Subsequent to the period covered by these financial statements, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with holder of the March 10% Note and G. Jonathan Pina. The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10% Note, 1,100,000 shares of common stock of the Company which shall constitute full, fair and adequate consideration for the relinquishment of the March 10% Note, the unpaid interest under the March 10% Note of $14,516.13, and the Addendum.  The Company recognized an expense of $391,000 as a result of the inducement of the holder to relinquishment the debt early.  The Company also recognized, as interest expense, the write-off of $101,685 of unamortized discount.

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

The preceding outlines some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K for our fiscal year ended April 30, 2012, filed with the SEC on August 13, 2012.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

Business Overview

We are an early stage company that was incorporated on May 21, 2007. Up until June 2011, we had been a limited operations entity, primarily focused on organizational matters and developing an online help desk customer support system to assist service companies to improve their customer relationship management. In fiscal 2011, we began to explore opportunities to diversify our business.

In June 2011, the Company changed its focus and undertook an acquisition of interests in oil and gas producing properties.  As a result of the acquisition, the Company was no longer in the development stage.  On June 2, 2011, David Brow (“Brow”) replaced Felipe Pati, as the sole officer of the Company and was appointed as the President, Treasurer and Secretary. On June 6, 2011, Brow was elected as the sole director of the Company at the annual and special meeting of the shareholders. At the annual and special meeting, the shareholders voted in favor of changing the name of the Company to Circle Star Energy Corp. and amending and restating the bylaws of the Company.

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

On June 13, 2012, the Company entered into the Second Amendment to Leasehold Purchase Agreement (the “Second Wevco Amendment”) extending the closing date from May 31, 2012 until September 28, 2012 (the “Wevco Closing Date”). Pursuant to the Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee (the “June Extension Price”), and issued 600,000 shares of common stock of the Company (the “Wevco Extension Shares”) to Wevco. The Company paid the $100,000 extension fee to Wevco on June 13, 2012.  If the Wevco Purchase Price is paid on or before the Wevco Closing Date then the June Extension Price, the Wevco Signing Bonus and the First Extension Price shall be credited towards the Wevco Purchase Price. To date, $500,000 has been credited towards the Wevco Purchase Price.

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

As of July 31, 2012, we had $3,611,638 capitalized in oil and gas deposits subject to forfeiture on our consolidated balance sheet related to the Wevco acquisition.  If we are unsuccessful in completing the Wevco acquisition, we will charge these costs to exploration expense.

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

The BlueRidge Purchase Agreement was amended (the “BlueRidge Amendment”) on July 2, 2012 by which the terms were modified by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modified the terms of the BlueRidge Purchase Agreement, whereby the $50,000 of earnest money previously paid was applied to the purchase price and the Company issued 2,611,000 Common Shares to the BlueRidge Sellers for the interests in Sheridan County.  The shares were issued on July 19, 2012 at a price of $0.70 per share.

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

Effective June 1, 2012, the Edsels and the Company entered into a Note Payment Agreement (the “Note Payment Agreement”, whereby, the Company paid the Edsels $1,250,000 and conveyed to Orbis Energy, Ltd. (“Orbis”) certain interests in properties held by JHE that were operated by Encana (the “Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended Pledge Agreement and the Novation. See Note 7 to the unaudited financial statements for the fiscal quarter ended July 31, 2012 for further details.

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

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the 10% Note Issuance were used to make the December 2011 Edsel Payment, under the 10% Note and the balance of the proceeds of the 10% Note Issuance were used for other general corporate purposes. (See Edsel Promissory Note above for additional information)

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Note”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance were used for other general corporate purposes.

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

Subsequent Events

Subsequent to the period covered by this report, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with holder of the March 10% Note and G. Jonathan Pina. The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10% Note, 1,100,000 shares of common stock of the Company which shall constitute full, fair and adequate consideration for the relinquishment of the March 10% Note, the unpaid interest under the March 10% Note of $14,516.13, and the Addendum.

The foregoing description of the Debt Conversion Agreement is qualified in its entirety by reference to the copy of the Debt Conversion Agreement which appears as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 30, 2012.

Officer/Director Compensation and Appointments

During the fiscal quarter ended July 31, 2012, the Company had the following changes to its board of directors:

On July 16, 2012, pursuant to Article 3, Section 9 of the Bylaws of Company, the board of directors of the Company, appointed Elmer Reed, as a director of the Company to fill a vacancy.  Mr. Reed received a grant of 150,000 shares of common stock of the Company that vests on July 16, 2013.

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

Results of Operations

Three Months Ended July 31, 2012, Compared to Three Months Ended July 31, 2011

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the quarters ended July 31,2012 and 2011. We determined the Boe using the ratio of six Mcf of natural gas to one Boe. The ratios of six Mcf of natural gas to one Boe does not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil.

	Quarter Ended July 31, 2012	Quarter Ended July 31, 2011
Revenues
Oil	$147,401	$143,215
Gas	3,203	73,078
Total oil and gas sales	$150,604	$216,293
Production
Oil (Bbls)	1,578	1,533
Gas (Mcf)	1,475	18,251
Total (Boe)	1,824	4,575
Total (Boe/d)	20	50
Average prices
Oil ( perBbls)	$93.41	$93.42
Gas (per Mcf)	2.17	4.00
Total (per Boe)	$82.56	$47.28
Production Costs per BOE	$73.13	$765.68

Oil, Natural Gas Liquids (“NGL”), and gas sales. Oil, NGL, and gas sales decreased $65,689, or 30%, for the three months ended July 31, 2012, to $150,604 from $216,293 for the three months ended July 31, 2011. Of the $65,689 decrease in oil, NGL, and gas sales, approximately $130,958 was attributable to a decrease in production volumes, partially offset by a $65,269 increase in the average price per Boe.  Production volumes decreased primarily due to the sales of the Encana Properties and the average price per Boe increased due to an increase in oil production as a percentage of total oil, NGL, and gas production.  Subject to commodity prices, we expect our oil, NGL, and gas sales to increase during 2012 due to increased production volumes from our drilling program.

Oil, NGL, and gas production. Production for the three months ended July 31, 2012 totaled 1,824 Boe (19.8 Boe/d), compared to 4,575 Boe (49.7 Boe/d) in the prior year period, a decrease of 60%.  Production for the three months ended July 31, 2012, was 86% oil, 13% gas, and 1% NGLs, compared to 36% oil, 64% gas, and 0% NGLs for the three months ended July 31, 2011. The decrease in production in the 2012 period is the result of the sale of the Encana properties.  Subject to commodity prices, which could impact drilling activity, we expect production to increase during 2012 due to our drilling program.

Lease operating expenses. Our lease operating expenses (“LOE”) increased $8,830, or 199% to $17,774 or $9.74 per Boe, for the three months ended July 31, 2012, from $8,944 or $1.95 per Boe, for the three months ended July 31, 2011. The increase in LOE for the three months ended July 31, 2012 was primarily due to the inclusion of three production months in 2012 as compared to two production months for 2011.  For the remainder of 2012, we expect LOE per Boe will decrease, compared to LOE per Boe for the three months ended July 31, 2012, due to anticipated production increases during the remainder of 2012.

Severance and production taxes. Our severance and production taxes decreased $10,460, or 59% to $7,336 for the three months ended July 31, 2012, from $17,796 for the three months ended July 31, 2011. The decrease in severance and production taxes was primarily a function of both the decrease in overall sales and an increase in oil sales as a percentage of total oil, NGL, and gas sales, as oil sales are taxed at a lower rate.  Severance and production taxes were approximately 4.9% and 8.2% of oil, NGL and gas sales for the respective periods.  For the remainder of 2012, we expect severance and production taxes as a percent of oil, NGL, and gas sales will remain relatively consistent compared to the severance and production taxes for the three months ended July 31, 2012.

General and administrative. Our general and administrative expenses (“G&A”) decreased $52,959 or 3.6%, to $1,426,786 for the three months ended July 31, 2012, from $1,479,745 for the three months ended July 31, 2011.  The decrease in G&A was primarily due to lower share-based compensation partially offset by higher salaries and benefits resulting from increased staffing.  For the remainder of 2012, we expect G&A to remain reasonably stable.  The following table summarizes G&A:

	Three months ended July 31,
	2012	2011	Change	% Change
Share-based compensation	$959,890	$1,182,397	$(222,507)	(19)%
Professional fees	217,637	284,045	(66,408)	(23)
Salaries and benefits	173,093	11,581	161,512	1395
Other	76,166	1,722	74,444	4323%
Total	$1,426,786	$1,479,745	$(52,959)	(4)%

Depletion, depreciation, and amortization. Our depletion, depreciation, and amortization expense (“DD&A”) increased $4,039 or 5%, to $82,465 for the three months ended July 31, 2012, from $78,426 for the three months ended July 31, 2011. Our DD&A per Boe increased by $2.21, or 166%, to $45.21 per Boe for the three months ended July 31, 2012, compared to $17.14 per Boe for the three months ended July 31, 2011.  The increase in DD&A and DD&A per Boe over the prior year period was primarily due to higher production relative to remaining estimated proved developed reserves after the sale of the Encana properties.  For the remainder of 2012, we expect DD&A per Boe will decrease, compared to DD&A per Boe for the three months ended July 31, 2012, due to an anticipated increase in proved developed producing reserves during the remainder of 2012.

Exploration costs.  Our exploration costs increased $25,507 of 100% to $25,507 for the three months ended July 31, 2012, from zero for the three months ended July 31, 2011. Our exploration costs per Boe increased by $13.98, or 100%, to $14.10 per Boe for the three months ended July 31, 2012, compared to zero per Boe for the three months ended July 31, 2011.  The increase in exploration costs and exploration costs per Boe over the prior year period was primarily due to delay rentals paid on the Wevco leases.  For the remainder of 2012, we expect exploration costs per Boe will increase, compared to exploration cost per Boe for the three months ended July 31, 2012, as we implement our drilling program.

Interest expense, net.  Our interest expense, net, increased $111,509, or 34%, to $441,509 for the three months ended July 31, 2012, from $330,000 for the three months ended July 31, 2011. This increase was primarily the result of a higher average debt level from the assumption of a note payable related to the acquisition of JHE and convertible notes payable during the 2012 period. We expect our interest expense to remain higher than the prior year period as a result of increased borrowings during 2012.

Loss on the sale of assets.  Loss on the sale of assets increased $89,847, or 100% to $89,847 for the three months ended July 31, 2012, from zero for the three months ended July 31, 2011. This increase was the result of the sale of assets during the three months ended July 31, 2012 as compared to no sales of assets during the same period of 2011.  We do not expect to sell any properties during the remainder of 2012.

Net loss. Net loss for the three months ended July 31, 2012, was $1,930,704, or $0.05 per basic and diluted share, compared to net loss of $5,096,311, or $0.13 per basic and diluted share, for the three months ended July 31, 2011. Net loss for the three months ended July 31, 2012, included a loss on the sale of assets of $89,847.  Net loss in the 2012 period was positively impacted by lower impairment expenses, production taxes, and general and administrative expenses, which were partially offset by the loss on sale of assets and higher lease operating expenses.  Net loss per basic and diluted share in the 2012 period decreased compared to the 2011 period as a result of both the lower net loss and lower weighted average number of shares outstanding.

Liquidity and Capital Resources

As of July 31, 2012, the Company had current assets of $147,884 consisting of $36,217 cash, $89,575 trade accounts receivable, $22,092 prepaid expenses and current liabilities of $2,838,034.  The current liabilities consist of the convertible note payable of $2,221,038, accounts payable of $412,859, accrued liabilities of $15,624, amounts due to related party of $24,521, and interest payable of $163,992. As of the Company’s year ended April 30, 2012, the Company had current assets of $1,428,470 and current liabilities of $4,591,611. The decrease in current liabilities between these two periods is primarily the result of the payment of a sellers note related to the acquisition of JHE.

As of July 31, 2012, the Company had a working capital deficit of $2,690,150, compared to a deficit of $3,163,141 as at April 30, 2012. We estimate that cash requirements of approximately $17,725,000 will be required for development and administration costs, and to fund working capital during the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Failure to raise needed financing could result in our having to discontinue our mining oil and gas development business.

As at July 31, 2012, we had a cumulative deficit of $13,179,188 compared to $11,248,483 as at April 30, 2012. We expect to incur further losses during the remainder of our fiscal year ending April 30, 2013.

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

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes bear interest at the rate of 10% per annum on the unpaid principal balance, which is payable monthly in arrears on the first business day of each calendar month.  The March 10% Notes are due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note ; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Note is convertible at the option of the holder into shares of common stock of the Company at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Note Issuance were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Note Issuance were used for other general corporate purposes.

As of May 3, 2012, the Company issued 4,800,000 shares of common stock in connection with the exercise of 4,800,000 share purchase warrants as $0.50 per share. The Company received $2,400,000 in proceeds. The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one share of common stock and one common stock purchase warrant, exercisable to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. The terms of the offering are described in more detail on the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on June 21, 2011.

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

Effective June 1, 2012, the Edsels and Circle Star entered into the Note Payment Agreement, whereby, the Company paid the Edsels $1,250,000 and conveyed to Orbis certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended Pledge Agreement and the Novation.

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

Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas, as more fully described in Exhibit A to the BlueRidge Purchase Agreement in return for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the BlueRidge Purchase Agreement, the Company agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County and 12,781 acres in Graham County.

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

The Company does not currently have sufficient cash to fund its working capital requirements or to make the payment under the Second Wevco Amendment of $4,500,000 due on or before September 28, 2012 or the payment of $10,108,875 under the BlueRidge Amendment. Consequently, in order to avoid defaulting on its payment obligations under the Second Wevco Amendment and the BlueRidge Amendment and to fund its working capital requirements, the Company will need to obtain additional financing, through the issuance of equity or debt.  There can be no assurance that the Company will be able to raise sufficient financing to satisfy its obligations under the Second Wevco Amendment and the BlueRidge Amendment.

Subsequent to the period covered by this report, the Company entered into the Debt Conversion Agreement with holder of the March 10% Note and G. Jonathan Pina. The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10% Notes 1,100,000 shares of common stock of the Company which shall constitute full, fair and adequate consideration for the relinquishment of the March 10% Note, the unpaid interest under the March 10% Note of $14,516.13, and the Addendum.

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

We estimate that we will require approximately $17,725,000 over the next twelve months to fund our capital requirements. We do not currently have sufficient capital to fund these commitments. Therefore, we need to raise approximately $17,725,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.  In the event we are able to secure the needed funding, we will evaluate farm-outs, joint ventures, and other alternatives to fund drilling on our acreage in Kansas.

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

The following chart provides an overview of our contractual obligations during the period from August 1, 2012 through April 30, 2013, and from May 1, 2013 through April 30, 2015.

Obligations
	Amount August 1, 2012 to April 30, 2013 ($)	Amount May 1, 2013 through April 30, 2015 ($)
6% Convertible Notes due September 14, 2014 (i)	$-	$1,500,000
10% Convertible Notes due February 8, 2013 (ii)	2,750,000	-
Salary payments to G. Jonathan Pina (iii)	135,000	35,322
Salary Payments to S. Jeffrey Johnson (iv)	150,000	83,333
Confederate Park Office Space (v)	11,700	11,700
WevCo Acquisition Agreement (vi)	4,500,000	-
BlueRidge Acquisition (vii)	10,108,875	-
Total	$17,655,575	$1,630,355

(i) The 6% Convertible Notes are due and payable on September 14, 2014 and accrue interest at a rate of 6% per annum and payable at maturity.

(ii) The 10% Convertible Notes are due and payable on February 8, 2013 and pay interest at a rate of 10% per annum, payable monthly.

(iii) Monthly installments of $15,000 for a two-year term, beginning July 11, 2011.

(iv) Annual salary in the amount of 200,000 starting on October 1, 2011 with no set payment intervals for a two-year term.

(v) Two year lease for 1,325 square feet of office space commencing from January 1, 2012 through January 31, 2014 at $1,300 per month.

(vi) Per Second WevCo Amendment, $4,500,000 due on or before September 28, 2012.

(vii) Per the BlueRidge Amendment, $10,108,875 due on or before September 28, 2012.

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

Item 4.                 Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

As of May 3, 2012, the Company issued 4,800,000 shares of common stock in connection with the exercise of 4,800,000 share purchase warrants as $0.50 per share. The Company received $2,400,000 in proceeds. The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one share of common stock and one common stock purchase warrant, exercisable to acquire one share of common stock of the Company at an exercise price of $0.50 through June 15, 2013. The terms of the offering are described in more detail on the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on June 21, 2011.

The common stock issued in connection with the exercise of the warrants was issued to non-U.S. persons outside of the United States in off-shore transactions. The shares were not registered under the United States Securities Act of 1933, as amended (the “Securities Act”), and are deemed “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The securities were issued pursuant to exemptions available under Regulation S from the registration requirements of the Securities Act.

On May 15, 2012, the Company closed a private placement of units to an "Accredited Investor" (as defined in Rule 501(a) of the Securities Act.  Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement.

The units, shares, warrants and underlying shares of the private placement were not registered under the Securities Act or the laws of any state.  Accordingly, the units, shares, warrants and underlying shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares, warrants and underlying securities were placed pursuant to exemptions from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and Section 4(a)(2) thereof.

On June 13, 2012, the Company entered into the Wevco Second Amendment extending the closing date from May 31, 2012 until September 28, 2012 of  the Wevco Purchase Agreement for all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Pursuant to the Wevco Second Amendment, the Company paid Wevco a non-refundable $100,000 extension fee on June 13, 2012 and issued 600,000 shares of common stock of the Company to Wevco.

The common shares issued to Wevco have not been and will not be registered under Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The common shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

On July 9, 2012, the Company entered into the Amendment to BlueRidge Amendment with the BlueRidge Sellers. The BlueRidge Amendment amends the Purchase and Sale Agreement entered into by the same parties on April 17, 2012 (the “BlueRidge Purchase Agreement”) by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The BlueRidge Amendment further modifies the terms of the BlueRidge Purchase Agreement, whereby the Company agreed to pay $50,000 to the BlueRidge Sellers (which has already been paid) and to issue 2,611,000 Common Shares (which has already been issued) to the BlueRidge Sellers for the interests in Sheridan County.

The common shares issued to the BlueRidge Sellers have not, and will not be, registered under the Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The common shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

Subsequent to the period covered by this quarterly report, the Company offered and sold the following securities pursuant to exemptions from the registration requirements under the Securities Act, which transactions were previously disclosed in the previous Quarterly Report on Form 10-Q or Current Reports on Form 8-K.

On August 24, 2012, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with holder of the March 10% Note and G. Jonathan Pina. The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10%, 1,100,000 shares of common stock of the Company which shall constitute full, fair and adequate consideration for the relinquishment of the Note, the unpaid interest under the March 10% Note of $14,516.13, and the Addendum.

The Company issued to the holder of the March 10% Note, 1,100,000, shares of common stock of the Company. The Common Shares have not been and will not be registered Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Common Shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp. (included as Exhibit 10.10 to the Annual report on Form 10-K/A filed on August 16, 2011)
10.11	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.12	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.13	Letter Agreement dated December 1, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.14	Amending Agreement among the Company and G. Jonathan Pina entered into on December 21, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)
10.15	Membership Interest Purchase Agreement between the Company and Colonial Royalties, LLC dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.16	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.17	Form of 10% Convertible Note (February 2012) (included as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.18	Inter-Creditor Agreement (included as Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.19	First Amendment to Assignment and Novation Agreement (included as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.20	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement (included as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on March 16, 2012)

10.21	Leasehold Purchase Agreement dated March 8, 2012 (included as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.22	Form of 10% Convertible Note (March 2012) (included as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.23	Addendum to March 2012 Convertible Note Subscription Agreement (included as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.24	Amendment to Leasehold Purchase Agreement dated April 24, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.25	Second Amendment to Leasehold Purchase Agreement dated June 12, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.26	Purchase and Sale Agreement dated April 17, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.27	Amendment to the Purchase and Sale Agreement dated July 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.28	Debt Conversion Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
16.1	Letter from Silberstein Unger, PLLC dated January 5, 2012 (included as Exhibit 99.1 to the Form 8-K filed on January 5, 2012)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of LaRoche Petroleum Consultants dated June 8, 2012 (included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on August 13, 2012)
99.2	Report of LaRoche Petroleum Consultants dated June 29, 2012 (included as Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on August 13, 2012)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: September 19, 2012	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: September 19, 2012	By:	/s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)