Form 10-Q
period 2012-10-31
CIRCLE STAR ENERGY CORP.
filed 2012-12-17
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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

Number of common shares outstanding at December 17, 2012: 41,754,571

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS
Cash	$66,988	$60,626
Trade accounts receivable	124,611	153,872
Warrant subscription receivable	-	1,200,000
Prepaid expenses and other assets	7,017	13,972
Total Current Assets	198,616	1,428,470
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	1,956,430	-
Deposits on oil and gas properties subject to forfeiture	-	3,093,727
Proved properties	3,097,208	3,435,743
Less: accumulated depletion, depreciation and amortization	(729,409)	(574,341)
Oil and Gas properties-net	4,324,229	5,955,129

Investment in partnership	166,776	167,215
Furniture and fixtures, net	-	6,596
Total Assets	$4,689,621	$7,557,410

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$626,364	$253,759
Accrued liabilities	109,877	9,528
Bank overdrafts	-	409,544
Due to related party	24,521	24,521
Interest payable	255,890	86,472
Debt	2,427,368	3,807,787
Liabilities associated with convertible securities	125,818	-
Total Current Liabilities	3,569,838	4,591,611
Debt, net of current portion	1,315,130	1,207,379
Total Liabilities	4,884,968	5,798,990
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 41,754,571 and 35,693,572 common shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively.	41,755	35,694
Additional paid in capital	18,817,298	12,971,209
Accumulated deficit	(19,054,400)	(11,248,483)
Total Stockholders' Equity (Deficit)	(195,347)	1,758,420
Total Liabilities and Stockholders' Equity (Deficit)	$4,689,621	$7,557,410

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Revenues
Oil sales	$195,997	$174,336
Gas sales	15,457	119,341
Total Revenues	211,454	293,677

Operating Expenses
Lease operating	18,011	28,847
Production taxes	10,766	11,156
Depreciation, depletion, and amortization	133,761	191,738
Impairment of oil and gas properties	3,566,497	-
Exploration costs	55,072	-
General and administrative	1,333,693	997,136
Total Operating Expenses	5,117,800	1,228,877
Loss from Operations	(4,906,346)	(935,200)
Other Income (Expense)
Interest expense	(523,388)	(430,248)
Induced conversion of notes payable	(406,334)	-
Change in fair value of convertible securities liability	(39,145)	-
Loss on sale of assets	-	-
Equity in earnings of unconsolidated affiliates	-	-
Net Loss	$(5,875,213)	$(1,365,448)

Net Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.05)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	41,239,354	29,949,565

CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011
Revenues
Oil sales	$343,398	$247,552
Gas sales	18,660	262,419
Total Revenues	362,058	509,971

Operating Expenses
Lease operating	35,785	37,790
Production taxes	18,102	28,952
Depreciation, depletion, and amortization	216,226	270,164
Impairment of oil and gas properties	3,566,497	3,397,693
Exploration costs	80,579	2
General and administrative	2,760,479	2,476,881
Total Operating Expenses	6,677,668	6,211,482
Loss from Operations	(6,315,610)	(5,701,511)
Other Income (Expense)
Interest expense	(964,897)	(760,248)
Induced conversion of notes payable	(406,334)	-
Change in fair value of convertible securities liability	(39,145)	-
Loss on sale of assets	(89,847)	-
Equity in earnings of unconsolidated subsidiary	9,916	-
Net Loss	$(7,805,917)	$(6,461,759)

Net Loss Per Common Share - Basic and Diluted	$(0.20)	$(0.19)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	38,920,441	34,827,120

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011
Cash flows from operating activities
Net loss	$(7,805,917)	$(6,461,759)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	216,226	270,164
Accretion of discount on notes payable	746,505	592,356
Share-based compensation	1,761,001	1,872,955
Impairment of oil and gas properties	3,566,497	3,397,693
Exploration costs	80,579	-
Change in fair value convertible securities liability	39,145	-
Equity in earnings of unconsolidated subsidiary	(9,916)	-
Loss on conversion of debt	406,334	-
Loss on sale of oil and gas properties	89,847	-
Changes in operating assets and liabilities:
Trade accounts receivable	29,261	68,093
Prepaid expenses and other assets	6,955	(19,856)
Accounts payable	372,605	(87,953)
Accrued liabilities	100,349	-
Bank overdrafts	(409,544)	-
Interest payable	185,033	60,673
Net cash used in operating activities	(625,040)	(307,634)
Cash flows from investing activities
Additions to oil and gas properties, net	(203,953)	(1,066,233)
Distributions from equity method investees	10,355	3,270
Net cash used in investing activities	(193,598)	(1,062,963)
Cash flows from financing activities
Partner distributions	-	(72,435)
Proceeds from the issuance of common stock	1,950,000	1,560,000
Payments on note issued to seller	(1,250,000)	(1,500,000)
Proceeds from convertible notes	125,000	1,500,000
Net cash provided by financing activities	825,000	1,487,565
Net increase in cash	6,362	116,968
Cash
Beginning of period	60,626	6,696
End of period	$66,988	$123,664
Supplemental Cash Flow Information:
Cash paid for interest	$33,453	$107,219
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$250,000	$-
Common stock issued for acquisition of leases	$2,361,700	$-
Common stock issued for acquisition of JHE assets	$-	$400,000
Common stock issued in connection with debt modification and conversion	$979,949	$-
Promissory note assumed for acquisition of JHE assets	$-	$5,517,536

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2012

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, May 1, 2012	35,693,571	$35,694	12,971,209	(11,248,483)	1,758,420

Net loss	-	-	-	(7,805,917)	(7,805,917)

Share-based compensation expense	-	-	1,761,001	-	1,761,001

Common stock issued for cash	500,000	500	749,500	-	750,000

Common stock issued for lease acquisitions	3,211,000	3,211	2,358,489	-	2,361,700

Common stock issued to Jonathan Pina	1,000,000	1,000	(1,000)	-	-

Common stock issued in connection with debt modification and conversion	1,350,000	1,350	978,099	-	979,449

Balances, October 31, 2012	41,754,571	$41,755	$18,817,298	$(19,054,400)	$(195,347)

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Circle Star Energy Corporation ("we," "us," "our," "Circle Star" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, global economic and financial market conditions, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Circle Star's Annual Report on Form 10-K for the year ended April 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.

2.	GOING CONCERN

At October 31, 2012, we had cash and cash equivalents of $66,988 and a working capital deficit of $3,371,222.  For the six months ended October31, 2012, we had net loss attributable to common shareholders of $7,805,917 and an operating loss of $6,315,610.

We plan further leasehold acquisitions for the remainder of fiscal year 2013 and future periods.  Exploratory and developmental drilling is scheduled during the remainder of fiscal 2013.  However, we will need additional financing for these activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to farm-out our interest in proposed wells, sell a portion of our interest in prospects, sell a portion of our interest in our producing oil and gas properties, reduce general and administrative expenses, or a combination of all of these factors.

We may be unable to meet our capital requirements and accordingly, there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time.

3.	INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	October 31, 2012	October 31, 2011
Common stock awards issuable pursuant to service contract	400,000	-
Common stock options	350,000	450,000
Common stock awards	10,887,000	9,587,000
Convertible notes payable	3,979,167	1,000,000
Common stock warrants	250,000	-

All of the common shares underlying the stock options, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the three and six months ended October 31, 2012 and October 31, 2011 respectively because their effects were considered anti-dilutive.

During the quarter ended October 31, 2012, $137,500 in convertible notes payable were issued by the Company (Note 5). These notes contain an embedded conversion feature whereby the notes may be converted into shares of the company’s common stock. The dilutive impact of these securities fluctuates based on the terms of the conversion feature. The dilutive impact as of October 31, 2012 has been included herein. The dilutive impact of a potential conversion of these notes in subsequent periods may be significantly greater depending on the market value of our common shares.

4.      ACQUISITIONS AND DIVESTITURES

JHE  Acquisition

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

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the quarter ended July 31, 2011, as if the acquisitions of JHE and the Redfish Properties along with transactions necessary to finance the acquisitions, as if they had occurred on May 1 of 2011. The pro forma information includes the effects of adjustments for interest expense, and depreciation and depletion expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of August 1, 2012, nor are they necessarily indicative of future consolidated results.

Total operating revenue	$340,405
Total operating costs and expenses	136,412
Operating loss	203,993
Interest expense and other	(1,542,397)
Net loss attributed to common stockholders	$(1,338,404)
Loss per common share, basic and fully diluted	$(0.03)

Greene Acquisition

On March 6, 2012, the Company entered into an agreement (the “Greene Agreement”) to purchase certain interests in 6,518 acres of land in Kansas for a total purchase price of $9,125,200.  Pursuant to the Greene Agreement, Circle Star delivered a non-refundable $50,000 deposit to the sellers. The deposit was to be applied to the purchase price upon closing.

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of the deposit, pursuant to the termination of the Greene Agreement. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Green litigation was settled. The settlement agreement stipulates that Circle Star is to receive $32,500 of the initial deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation. The remaining balance of the deposit $17,500 has been charged to impairment expense as of October 31, 2012.

Wevco Acquisition

On March 6, 2012 the Company entered into a leasehold Purchase Agreement with Wevco Production, Inc. (“Wevco”), whereby Wevco would sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, situated in Gove and Trego Counties, Kansas (“the Wevco Purchase Agreement”). Under the Wevco Purchase Agreement, the Company was to pay $5,000,000 on or before closing and issue 1,000,000 shares of common stock of the Company to the seller. At the time of the signing of the Purchase Agreement, the Company paid $100,000.The Company paid an additional $200,000 in March 2012.These amounts were non-refundable and were considered an advance against the Purchase Price. The Company issued the 1,000,000 shares of common stock of the Company (“Common Shares”) in March 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “Wevco First Amendment”). The Company paid a non-refundable $100,000 extension fee which was considered an advance against the Purchase Price.

On June 13, 2012, the Company entered into a Second Amendment to Purchase Agreement extending the closing date from May 31, 2012 until September 28, 2012 (“the Second Amendment”). Pursuant to the Second Amendment, the Company paid a non-refundable $100,000 extension fee, and issued 600,000 shares of common stock of the Company. The shares were issued on June 19, 2012 at a price of $0.89 per share. As of July 31, 2012 the Company had capitalized $3,611,638 in costs as deposits subject to forfeiture related to consideration granted the seller.

The Company did not fully execute the terms of the purchase agreement by September 28, 2012. The Seller assigned 1,120 of the 64,575 net acres stipulated in the initial purchase agreement to the Company during the three months ended October 31, 2012. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved properties on the Company’s consolidated balance sheet as of October 31, 2012 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense. The Company may continue to negotiate with the seller related the purchase of the remaining acreage stipulated in the initial purchase agreement.

BlueRidge Acquisition

On April 17, 2012 the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the Purchase Agreement, the Company initially agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County and 12,781 acres in Graham County.  The Company also paid $50,000 in irrevocable earnest money to be applied to the purchase price at closing.

The Purchase Agreement was amended on July 2, 2012 by which the terms were modified by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The amendment further modified the terms of the Purchase Agreement, whereby the $50,000 of earnest money previously paid was applied to the purchase price and the Company issued 2,611,000 Common Shares to the certain sellers, for the interests in Sheridan County.  The shares were issued on July 19, 2012 at a price of $0.70 per share.

Pursuant to the amendment, the Company had the option to purchase interests in 80,871 acres in Kansas (including the properties in the Rawlins and Graham Counties described above), by making a cash payment of $10,108,875 and by delivering the number of Common Shares equal to $1,000,000, based on the market price of the Common Shares on the date before closing of the Option, on or before September 28, 2012. The Company did not exercise this option.

Sale of Properties

On June 1, 2012, Circle Star conveyed certain interests in oil and gas properties to Orbis Energy LTD in accordance with the terms of the Note Payment Agreement for net consideration of $250,000.  The properties had a carrying value of $320,837 resulting in a loss on the divestiture of $95,837. As discussed in Note 9, Related Party Transactions, we paid High Plains Oil, an entity controlled by our Chief Executive Officer, Jeff Johnson, $25,000 pursuant to High Plains Oil’s 10% overriding interest in these properties.

5.           DEBT

As of October 31, 2012 and April 30, 2012 debt consisted of the following:

	October 31, 2012		April 30, 2012
Current Portion	$		$
(a) Convertible notes payable – February 8, 2013		2,750,000		2,750,000
(b) Convertible notes payable – March 14, 2013		-		500,000
(e) Seller note payable		-		1,500,000
Less discount on convertible notes payable		(322,632)		(942,213)
Total current portion		$2,427,368		$3,807,787

Long Term Portion
(c) Convertible notes payable – September 14, 2014		$1,500,000		$1,500,000
(d) Convertible notes payable – August 15, 2014		137,500		-
Less discount on convertible notes payable		(322,370)		(292,621)
Total long term portion		$1,315,130		$1,207,379
Total		$3,742,498		$4,015,166

(a) On February 8, 2012, the Company issued 10% convertible notes in the aggregate principal amount of $2,750,000. The notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time.  The notes were originally due and payable on February 8, 2013 or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000; (ii) the sale or partial sale of JHE Holdings LLC (“JHE”); (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default.  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the Maturity Date or upon the occurrence of one or more of the triggering events set forth above, at a conversion price of $1.50 per share.  The notes were discounted by $1,008,333 to reflect the beneficial conversion feature that existed on the date of issuance.  On October 9, 2012 the terms of the note were modified whereby interest payments were delayed through February, 2013, further should the Company close on a $5,000,000 financing the maturity date of these notes will be extended through September 30, 2014. In exchange for these modifications the Company issued the note-holders 250,000 shares of the Company’s common stock (Note 6). In connection with the issuance of these common shares we have recognized a discount to the notes in the amount of $57,500. The discount related to this share issuance will be amortized over the remaining term of the notes. The remaining unamortized discount related to the beneficial conversion price and the share issuance of as of October 31, 2012 amounted to $322,632.

(b) On March 14, 2012, the Company issued 10% convertible notes for cash in the aggregate principal amount of $500,000.  The notes accrued interest at the rate of 10% per annum and may have been prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes were due and payable on March 14, 2013. The notes were discounted by $183,333 as of the date of issuance related to an embedded beneficial conversion price that existed on the date of issuance. On August 22, 2012 this note along with accrued interest in the amount of $15,615 was converted in exchange for 1,100,000 share of our common stock. In connection with this conversion we have recorded a charge of $102,687 to interest expense related to the un-accreted portion of the debt discount as of the date of the conversion. We have recorded a loss of $406,334 on conversion related to the issuance of the 1,100,000 shares at $0.53. The conversion feature contained in the note as of the date of the notes inception indicated that the note was convertible into 333,333 shares of the Company’s company stock. To induce the conversion additional shares were issued to the noteholder and the value associated with these additional shares has resulted in the loss on conversion.

(c) On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000.  The Notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid in whole or in part at any time without a premium or penalty. Upon issuance the notes were discounted by $370,000 to reflect the beneficial conversion price that existed on the date of issuance. This discount is being accreted over the term of the note payable utilizing the effective interest method. As of October 31, 2012 the remaining unamortized discount related to the notes was $230,447. Interest is payable with the principal on September 14, 2014.

(d) On August 15, 2012 the Company entered into a $555,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. As of October 31, 2012 we had drawn $125,000 under the terms of the note and recorded an original issuance discount in the amount of $12,500 to be amortized over the term of the note resulting in a principal amount due the lender of $137,500.  The note bore no interest for the first 90 days and at 10% thereafter, further the terms of the note indicate that if principal were not re-paid within 90 days of the initial funding the 10% interest charge on all outstanding principal was to accrue immediately. As of October 31, 2012 we have accrued interest payable in the amount of $12,500. The note is convertible into shares of our common stock at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

In connection with this conversion feature, we have recorded a debt discount totaling $86,673 related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the underlying instrument. The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of October 31, 2012, we have recorded a liability of $125,818 related to the embedded conversion feature and recorded charges of $39,145 related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included volatility ranging from 74.2% - 98.2% on the date of issuance to 120.77% as of the end of the reporting period, risk free interest rates ranging from 0.16%-0.19% on the date of issuance to 0.18% at the end of the reporting period and an assumed dividend rate of 0%.

(e) On June 1, 2012, Circle Star entered into a Note Payment Agreement (the Note Payment Agreement”), whereby, Circle Star paid $1,250,000 and conveyed certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Promissory Note in the amount of $7,500,000 due to James H. Edsel, Nancy Edsel and James H Edsel Jr. (collectively, the “Edsels”) (the Edsel Promissory Note”) being fully paid, and the Company was released from any further obligations under the Edsel Promissory Note.

6.           SHAREHOLDERS’ EQUITY

Common Shares

As of October 31, 2012 and April 30, 2012, 100,000,000 shares of our $0.001 par value common shares were authorized, 41,754,571 and 35,693,572 were issued and outstanding respectively.

•	On October 9, 2012 we issued 250,000 shares of our common stock at $0.23 per share in connection with modification of $2,750,000 of our convertible notes payable. (Note 5)

•	On August 22, 2012 we issued 1,100,000 shares of our common stock at $0.53 per share in connection with the conversion of a $500,000 convertible note payable. (Note 5)

•
On July 31, 2012, the Company issued 1,000,000 shares of common stock to our Chief Financial Officer Jonathan Pina (“Pina”) in accordance with the terms of the Pina Amending Agreement (as further described below) dated December 21, 2011.  The shares vested on July 11, 2012.

•	On July 19, 2012 we issued 2,611,000 shares of our common stock at $0.70 per share in connection with the amendment of a lease Purchase Agreement.

•	On June 13, 2012 we issued 600,000 shares of our common stock at $0.89 per share in connection with the execution of a Second Amendment to a lease Purchase Agreement.

•
On May 15, 2012, we closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit, for aggregate cash proceeds of $750,000. Each unit consisted of one share of common stock and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years.

Stock Warrants

A summary of the Company’s outstanding warrants as of October 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2012	-	$-
Granted	250,000	2.75
Balance at end of period	250,000	$2.75
Exercisable at October 31, 2012	250,000	$2.75

The remaining contractual life of the warrants outstanding at October 31, 2012 was 2.54 years

7.           SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s common-stock options activity through October 31, 2012, is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2012	450,000	$0.50
Granted	0	0.00
Expirations	(100,000)	0.50
Balance at end of period	350,000	$0.50
Exercisable at October 31, 2012	116,666	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $151,814 as of October 31, 2012, which is expected to be recognized over a weighted-average vesting period of 1.75 years.  At October 31, 2012, the weighted average remaining contractual life of options outstanding was 8.67 years.

Common Shares

We recognized share-based compensation including all option and common share awards expense of $801,110 and $1,761,001 and $690,560 and $1,872,955 for the three and six months ended October 31, 2012 and 2011, respectively.

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

On December 21, 2011, The Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Bonus Shares”) on the Pina Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense of $80,000 was recognized through the vesting date of July 31, 2012.

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

A summary of the Company’s non-vested stock awards as of October 31, 2012 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	10,987,000	$1.90
Granted	900,000	1.68
Vested	(1,000,000)	1.97
Forfeited	-	-
Non-vested at end of period	10,887,000	$1.63

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $2,020,346 as of October 31, 2012, which is expected to be recognized over a weighted-average period of 2.5 years. Related shares are not issued until fully vested.

8.           INCOME TAXES

The effective income tax rates for the three and six months ended October 31, 2012 and 2011, was nil. Total income tax expense for the three and six months ended October 31, 2012 and 2011, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

9.           RELATED PARTY TRANSACTIONS

As of October31, 2012, there is a balance due to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

During the quarter ended July 31, 2011, Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised High Plains Oil, LLC (“HPO”) with regards to its acquisition of JHE and the Purchase Agreement, charged fees and expenses in the amount of $240,000 relating to such consulting arrangement between HPO and Pimuro. Pimuro was controlled by G. Jonathan Pina, who was appointed as our Chief Financial Officer on July 11, 2011.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011, among HPO, and JHE, pursuant to which the Company acquired all of the membership interests in JHE from HPO (the “Acquisition”). HPO is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011.

On June 12, 2012, the Company paid HPO $25,000 for its 10% share of the sale of the certain oil and gas properties in connection with the satisfaction of the seller notes payable as discussed in Note 5.

10.           LITIGATION

Landers

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November, 2010 and it became final and non-appealable in December, 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed and a third party has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

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

Subsequent to October 31, 2012 a dismissal without prejudice judgment related to the Landers #1 litigation was executed.

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

Greene Litigation

On June 19, 2012, the Company’s filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Green litigation was settled. The settlement agreement stipulates that Circle Star is to receive $32,500 of the deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation.

11.           SUBSEQUENT EVENTS

Greene Litigation

 On November 13, 2012 the Company entered into a settlement agreement whereby the pending Green litigation was settled. The settlement agreement stipulates that Circle Star is to receive $32,500 of the deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation.

Landers Litigation

In December 2012, a dismissal without prejudice judgment related to the Landers #1 litigation as described elsewhere herein was executed. Subsequent to October 31, 2012 a dismissal without prejudice judgment related to the Landers #1 litigation was executed.

On December 14, 2012 our Board of Directors authorized the issuance of up to $100,000 in common stock to settle outstanding trade accounts payable.

We have secured approximately 14,000 lease acres in Sheridan and Trego counties. We have entered into an arrangement with a working interest partner whereby our partner is funding the drilling of a well. We are currently in discussions with our working interest partner whereby they may fund the drilling of two additional wells on the prospect acreage.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this report. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and  natural gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties,  potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in "Risk Factors", all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward looking statements. For a full description of risks and uncertainties that may affect our forward looking statements see the heading “Risk Factors” in our annual report on Form 10-Kfor our fiscal year ended April 30, 2012, filed with the United States Securities and Exchange Commission (the” SEC”) on August 13, 2012.

As used in this quarterly report on Form 10Q, and unless otherwise indicated the terms “we”, “us”, “our”“Circle Star” and the “Company” refer to Circle Star Energy Corp. All dollar amounts in this quarterly report on Form 10Q are expressed in U.S. dollars, unless otherwise indicated.

Overview

The Company was incorporated on May 21, 2007 through June 2011, we had limited operations primarily focused on organizational matters and developing an online help desk customer support system to assist service companies to improve their customer relationship management. In fiscal 2011, we began to explore opportunities to diversify our business. Our focus has been the acquisition of royalty, non-operated working interests and mineral interests in certain oil and gas properties in primarily in Texas. On June 16, 2011 the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, 2011, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

Business Strategy

In June 2011, we acquired JHE Holdings, LLC (“JHE”), which holds interests on properties operated by others, including royalty, non-operated working interests and mineral interests. These properties held by JHE are described in detail in the Company’s Form 10K filed with the SEC for the year ended April 30, 2012.

The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the continued development of our assets and the acquisition of producing oil and natural gas properties, specifically in Kansas, where we have secured approximately 14,000 lease acres in Sheridan and Trego counties. We have entered into an arrangement with a working interest partner whereby our partner is funding the drilling of a well. We are currently in discussions with our working interest partner whereby they may fund the drilling of two additional wells on the prospect acreage.

Results of Operations

The financial information with respect to the three and six months ended October 31, 2012 and 2011, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three and six months ended October 31, 2012.

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$211,454	$293,677	$362,058	$509,971
Lease operating, production and other	28,777	40,003	53,887	66,742
General and administrative	1,333,693	997,136	2,760,479	2,476,881
Depreciation depletion and amortization	133,761	191,738	216,226	270,164
Impairment of oil and gas properties	3,566,497	-	3,566,497	3,397,693
Exploration costs	55,072	-	80,579	-
Loss from operations	(4,906,346)	(935,200)	(6,315,610)	(5,701,509)

Net income (loss)	(5,875,213)	(1,365,448)	(7,805,917)	(6,461,759)

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the three and six months ended October 31, 2012. We determined the Boe using the ratio of six Mcf of natural gas to one Boe. The ratios of six Mcf of natural gas to one Boe does not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Revenues:
Oil	$195,997	$174,336	$343,398	$247,552
Gas	15,457	119,341	18,660	262,419
Total oil and gas sales	$211,454	$293,677	$362,058	$509,971
Production: Oil (Bbls)	2,132	2,084	3,710	4,459

Gas (Mcf)	3,067	24,304	4,542	52,121
Total (Boe)	2,643	6,134	4,467	13,146
Total (Boe/d)	29	67	24	71

Average Prices
Oil (per bbls)	$91.93	$83.67	$92.56	$55.52
Gas (Per Mcf)	1.99	4.91	2.17	5.03
Total (Per Boe)	$80.01	$47.88	$81.05	$38.79

Production Costs (Per Boe)	$10.89	$6.52	$12.06	$5.04

Revenue and Operating Trends

For the three and six months ended October 31, 2012, we did not generate sufficient revenues to cover our operating expenses. We do not anticipate generating sufficient revenue from operations to cover our operating expenses in the near term.

Industry Overview for the three and six months ended October 31, 2012

Oil and natural gas prices have been volatile due to concerns surrounding the recent global financial crisis and fluctuations in demand. These factors led to natural gas prices falling to 10-year lows earlier this calendar year, while oil prices dropped significantly in the spring of 2012.

Company Overview for the three and six months ended October 31, 2012

Our net loss for the three and six months ended October 31, 2012 was $5,875,213 and $7,805,917, respectively.  From our inception through October 31, 2012, we have received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through October 31, 2012 of $19,054,400. We anticipate that we will incur net losses through fiscal 2013 and beyond until we can significantly increase production and revenue.

Comparison of Results of Operations for the three months ended October 31, 2012 and 2011

Oil and gas sales. Oil and gas sales decreased $82,223, or 28%, for the three months ended October 31, 2012, to $211,454 from $293,677 for the three months ended October 31, 2011. The $82,223 decrease in oil, NGL, and gas sales was primarily attributable to a decrease in production volumes, partially offset by increases in the average price per Boe.  Production volumes decreased primarily due to the sales of the Encana Properties and the average price per Boe increased due to an increase in oil production as a percentage of total oil, NGL, and gas production.

Oil and gas production. Production for the three months ended October 31, 2012 totaled 2,643 Boe (29Boe/d), compared to 6,134Boe (67Boe/d) in the prior year period, a decrease of 57%.  The decrease in production in the 2012 period is the result primarily of the sale of the Encana properties.  Subject to commodity prices, which could impact drilling activity, we expect production to increase during the remainder of the 2012/2013 period.

Lease operating expenses. Our lease operating expenses decreased $10,836, or 38% to $18,011 for the three months ended October 31, 2012, from $28,847 for the three months ended October 31, 2011. The $6.81 per Boe LOE in 2012 as compared to $4.70 per Boe in the 2011 period was primarily attributable to decreases in production as described elsewhere herein resulting in a decrease in expense and an increase in expense on a Boe basis.

Severance and production taxes. Our severance and production taxes decreased $390, or 3% to $10,766 for the three months ended October 31, 2012, from $11,156 for the three months ended October 31, 2011. The decrease in severance and production taxes was primarily a function of both the decrease in overall sales and an increase in oil sales as a percentage of total oil and gas sales, as oil sales are taxed at a lower rate.  Severance and production taxes were approximately 5.0% and 3.8% of oil and gas sales for the respective periods.

General and administrative. Our general and administrative expenses (“G&A”) increased $336,557or 33.8%, to $1,333,693 for the three months ended October 31, 2012, from $997,136 for the three months ended October 31, 2011.  The increase in G&A was primarily due to lower share-based compensation partially offset by higher salaries and benefits resulting from increased staffing.  For the remainder of 2012, we expect G&A to remain reasonably stable.

Depletion, depreciation, and amortization. Our depletion, depreciation, and amortization expense (“DD&A”) decreased $57,977 or 30%, to $133,761 for the three months ended October 31, 2012, from $191,738 for the three months ended October 31, 2011.  Our DD&A per Boe for the three months ended October 31, 2012 was $50.61 per Boe as compared to $31.26 per Boe in the 2011 period. The decrease in DD&A expense over the prior year period was primarily due to lower production in 2012.

Impairment of Oil and Gas Properties.  Impairment charges incurred during the three months ended October 31, 2012 resulted from the loss of $17,500 of our deposit on the Greene Acquisition, and the loss of $3,548,997 of our deposits on the Wevco acquisition.

Exploration costs.  Our exploration costs increased $55,072 or 100% to $55,072 for the three months ended October 31, 2012, from $nil for the three months ended October 31, 2011. The increase in exploration costs over the prior year period was attributable to delay rentals.

Interest expense, net.  Our interest expense, net, increased $93,140, or 22%, to $523,388 for the three months ended October 31, 2012, from $430,248 for the three months ended October 31, 2011. This increase was primarily the result of a higher average debt level from the assumption of a note payable related to the acquisition of JHE and the issuance of convertible notes payable during the 2012 period coupled with one time interest charges related to the conversion of convertible notes payable and the origination of a convertible note payable. We expect our interest expense to remain higher for the remainder of the fiscal year than the prior year period as a result of increased borrowings during 2012.

Comparison of Results of Operations for the six months ended October 31, 2012 and 2011

Oil and gas sales. Oil and gas sales decreased $147,913, or 29%, for the six months ended October 31, 2012, to $362,058 from $509,971 for the six months ended October 31, 2011. The $147,913decrease in oil and gas sales was primarily attributable to a decrease in production volumes, partially offset by increases in the average price per Boe.  Production volumes decreased primarily due to the sales of the Encana Properties and the average price per Boe increased due to an increase in oil production as a percentage of total oil and gas production.

Oil and gas production. Production for the six months ended October 31, 2012 totaled 4,467Boe (24Boe/d), compared to 13,146Boe (71Boe/d) in the prior year period, a decrease of 66%.  The decrease in production in the 2012 period is the result primarily of the sale of the Encana properties offset slightly by increased production volumes in October 2012.  Subject to commodity prices, which could impact drilling activity, we expect continued production to increases during the remainder of the 2012/2013period.

Lease operating expenses. Our lease operating expenses decreased $2,005, or 5% to $35,785 for the six months ended October 31, 2012, from $37,790 for the six months ended October 31, 2011. The $8.01 per Boe LOE in 2012 as compared to $2.87 per Boe in the 2011 period was primarily was primarily due reduced production volumes as described elsewhere herein.

Severance and production taxes. Our severance and production taxes decreased $10,850, or 37% to $18,102 for the six months ended October 31, 2012, from $28,952 for the six months ended October 31, 2011. The decrease in severance and production taxes was primarily a function of both the decrease in overall sales and an increase in oil sales as a percentage of total oil, NGL, and gas sales, as oil sales are taxed at a lower rate.  Severance and production taxes were approximately 5.0% and 5.7% of oil, NGL and gas sales for the respective periods.

General and administrative. Our general and administrative expenses (“G&A”) increased $283,598or 11%, to $2,760,479 for the six months ended October 31, 2012, from $2,476,881 for the six months ended October 31, 2011.  The increase in G&A was primarily due to lower share-based compensation partially offset by higher salaries and benefits resulting from increased staffing.  For the remainder of 2012, we expect G&A to remain reasonably stable.

Depletion, depreciation, and amortization. Our depletion, depreciation, and amortization expense (“DD&A”) decreased $53,938 or 20%, to $216,226 for the six months ended October 31, 2012, from $270,164 for the six months ended October 31, 2011. Our DD&A per Boe for the six months ended October 31, 2012 was $48.41 per Boe as compared to $20.55 per Boe in the 2011 period. The increase in Boe DD&A over the prior year period was primarily due to lower production in  2012.

Impairment of Oil and Gas Properties. Impairment charges incurred during the six months ended October 31, 2012 resulted from the loss of $17,500 of our deposit on the Greene Acquisition, and the loss of $3,548,997 of our deposits on the Wevco acquisition.  Impairment charges incurred during the six months ended October 31, 2011 resulted from our acquisition of JHE Holdings, Ltd, in which the consideration we paid for the net assets of JHE exceeded the fair value of the net assets acquired.  Accordingly, we recorded an impairment charge on the acquisition date.

Exploration costs.  Our exploration costs increased $80,579 or 100% to $80,579 for the six months ended October 31, 2012, from $nil for the six months ended October 31, 2011.   The increase in exploration costs over the prior year period was attributable to delay rentals.

Interest expense, net.  Our interest expense, net, increased $204,649, or 27%, to $964,897 for the six months ended October 31, 2012, from $760,248 for the six months ended October 31, 2011. This increase was primarily the result of a higher average debt level from the assumption of a note payable related to the acquisition of JHE and convertible notes payable during the 2012 period coupled with one time charges to interest expense related to the conversion of convertible notes payable and the origination of a convertible note payable.

Liquidity and Capital Resources

We had a working capital deficit of $3,371,222 at October 31, 2012 versus $3,163,141 at April 30, 2012.  Our working capital deficit increased during six months ended October 31, 2012 due primarily to losses incurred in connection with operations partially offset by a decrease in the warrant subscriptions receivable of $1,200,000 and the conversion of a $500,000 note payable. Our loss from operations amounted to $6,315,610 for the six months ended October 31, 2012.

Our cash balance at October 31, 2012 was $66,988 as compared to $60,626 at April 30, 2012. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2012	$60,626
Sources of cash:
Cash provided by financing activities	825,000
Total sources of cash including cash on hand	885,626
Uses of cash:
Cash used in operating activities	(625,040)
Cash used in investing activities	(193,598)
Total uses of cash	(818,638)
Cash balance at October 31, 2012	$66,988

Net cash used in operating activities of $625,040 for the six months ended October 31, 2012 was attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Six Months Ended
	October 31, 2012	October 31, 2011
Proceeds from sale of common shares	$1,950,000	$1,560,000
Proceeds from promissory notes	—	1,500,000
Repayments of promissory notes	(1,250,000)	(1,500,000)
Proceeds from convertible notes	125,000	—
Partner distributions	—	(72,435)
Net cash provided by (used in) financing activities	$825,000	$(1,487,565)

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $203,953 and $1,066,233 for the six months ended October 31, 2012 and 2011, respectively.

Additional disclosure related to the Company’s liquidity and capital resources can be found in the section “Financing Activities” below.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital, capital expenditures, growth strategy requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2012/2013 Capital” for a description of our anticipated capital expenditures for 2012/2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we must seek additional capital through the sale of our equity or borrowing.

As discussed in the “Outlook for 2012/2013 Capital”, although difficult to quantify we are forecasting significant capital expenditures. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of the calendar year ended 2012 and fiscal year ended 2013 to fund ongoing operations and to follow through with plans for continued exploitation of our oil and gas properties. See Item 1A. “Risk Factors – Risks Related to Our Company” in our Annual Report on Form 10-K for the year ended April 30, 2012 for a description of risk factors faced by the Company.

Recent Developments

Financing Activities

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

On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consists of one share of common stock of the Company and one half common share purchase warrant, each full warrant exercisable to purchase one share of common stock of the Company at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of  the promissory note in the principal amount of $7,500,000 due to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) (the “Edsel Promissory Note”), the June Extension Price (as defined below) and general corporate purposes.

Effective June 1, 2012, the Edsels and Circle Star entered into a Note Payment Agreement, whereby, the Company paid the Edsels $1,250,000 and conveyed to Orbis certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Edsel Promissory Note being fully paid, and the Company was released from any further obligations to the Edsels under the Edsel Promissory Note, the Amended and Restated Pledge and Security Agreement with the Edsels and a Novation and Assignment Agreement.

On August 22, 2012 the Company entered into a Debt Conversion Agreement with holder of a 10% convertible note due March 14, 2013 (the “March 10% Note”). The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10% Note 1,100,000 shares of common stock of the Company which constituted full, fair and adequate consideration for the relinquishment of the March 10% Note.

On August 15, 2012 the Company entered into $550,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. As of October 31, 2012, the Company has drawn $125,000 under the terms of the note and recorded an original issuance discount in the amount of $12,500 to be amortized over the term of the note resulting in a principal amount due the lender of $137,500. The note bore no interest for the first 90 days. The terms of the note indicate that if principal and interest are not re-paid within 90 days of the initial funding a onetime 10% interest charge was to be applied related to amounts borrowed. As of October 31, 2012, the Company accrued interest payable in the amount of $12,500. The note is convertible into shares of our common stock at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “February 10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The February 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. On October 9, 2012, the Company entered into note extension agreements with the holders of the February 10% Notes (the “Note Extension Agreements”) whereby the holders agreed to extend the maturity date of the February 10% Notes to September 30, 2014 on the closing of a $5,000,000 financing within ninety days of execution of the note extension agreements, or as extended by additional thirty day periods, which are to be granted at the sole discretion of the holders of the notes. As an incentive to enter into the Note Extension Agreements, the holders of the February 10% Notes were issued an aggregate amount of 250,000 shares of our common stock on execution of the Note Extension Agreement and they will receive an additional aggregate amount of 250,000 shares of our common stock on closing of the $5,000,000 financing. Should the financing not occur within the ninety day period or within an extension period, then the original terms of the February 10% Notes shall remain in effect.

On October 10, 2012, the Company filed a Form S-1 registration statement with the SEC to register the offer and sale of units for an aggregate offering price of $7,000,000. The registration statement has not been declared effective and the offering is currently pending. We anticipate that the proceeds from the offering, if any, will be sufficient to satisfy working capital requirements through fiscal 2013.

Oil and Gas Properties

The Company entered into a leasehold purchase agreement (the “Wevco Purchase Agreement”) with Wevco Production, Inc. (“Wevco”), whereby Wevco would sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, more or less, situated in Gove and Trego Counties, Kansas, described more fully in Exhibit A to the Wevco Purchase Agreement. Under the Wevco Purchase Agreement, the Company will pay to Wevco $5,000,000 (the “Wevco Purchase Price”) on or before closing and issue 1,000,000 shares of common stock of the Company to Wevco. Contemporaneously with the signing of the Wevco Purchase Agreement, the Company paid Wevco, $100,000 and the Company paid Wevco an additional $200,000 on or before March 13, 2012 (as amended to March 15, 2012)(collectively the “Wevco Signing Bonus”). The Wevco Signing Bonus is non-refundable and was considered an advance on the Wevco Purchase Price. The Company issued the Wevco Common Shares on March 15, 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “First Amendment Agreement”). The Company paid Wevco a non-refundable $100,000 extension fee (the “First Extension Price”), which was considered an advance on the Wevco Purchase Price.

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

The Company did not fully execute the terms of the purchase agreement with Wevco by September 28, 2012. On X, Wevco assigned to the Company 1,120 of the 64,575 net acres stipulated in the initial purchase agreement. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved capitalized property costs as of October 31, 2012 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense. The Company may continue to negotiate with the seller related the purchase of the remaining acreage stipulated in the initial purchase agreement.

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

The Company did not have sufficient cash to fund its working capital requirements or to make the payment under the Second Wevco Amendment of $4,500,000 due on or before September 28, 2012 or the payment of $10,108,875 under the BlueRidge Amendment.

As a result of the failure to complete fulfill its obligations under the terms of the second Wevco Amendment, the Company has recorded $3,548,997 as impairment costs related to previously capitalized nonrefundable deposits.

Director Compensation

On July 31, 2012, the Company issued 1,000,000 shares of common stock to our Chief Financial Officer Jonathan Pina in accordance with the terms of the  Amending Agreement to Pina’s employment contract dated December 21, 2011.  The shares vested on July 11, 2012.

Litigation

On November 13, 2012 the Company entered into a settlement agreement whereby the pending litigation with the Green Defendants was settled (as discussed further in “Item 1. Legal Proceedings” below). The settlement agreement stipulates that Circle Star is to receive $32,500 of the deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation.

In December 2012, a dismissal without prejudice judgment related to the Landers #1 litigation was executed (as discussed further in “Item 1. Legal Proceedings” below).

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended April 30, 2012.  There were no material changes to our contractual obligations since April 30, 2012, except items described in "Recent Developments".

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Instruments

As of October 31, 2012 and 2011, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Outlook for 2012/2013 Capital

Given current contractual obligations and our current working capital deficit, we estimate that we will require approximately $3,400,000 to satisfy our working capital deficit and an additional $3,000,000 over the next twelve months to fund our ongoing capital requirements. We do not currently have sufficient capital to fund these commitments. Therefore, we need to raise approximately $6,400,000 in debt or equity financing in the next twelve months. On October 10, 2012, we filed a Form S-1 registration statement with the SEC to register the offer and sale of units for an aggregate offering price of $7,000,000. The registration statement has not been declared effective and the offering is currently pending. We anticipate that the proceeds from the offering, if any, will be sufficient to satisfy working capital requirements through fiscal 2013. However, there can be no assurance that such financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past few years have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.

Depending on capital availability, we will require significant capital for additional expenditures during the remainder of the calendar year 2012 and the fiscal year 2013, to continue expansion of our reserve base through potential lease acquisitions, increase production through the continued development of our assets specifically drilling activities specifically in Kansas, as well as the potential acquisition of producing oil and natural gas properties.

We may, in our discretion, decide to allocate resources towards other projects in addition to or in lieu of, those listed above as other opportunities arise and as circumstances warrant. We currently do not have sufficient working capital to fund the capital expenditures listed above. We may, at the Company’s discretion, fund the aforementioned planned expenditures from operating cash flows, asset sales, potential debt and equity issuances and or the addition of one or more working interest partners or a combination of all four.

We expect commodity prices to be volatile, reflecting the current supply and demand fundamentals for North American natural gas and world crude oil. Political and economic events around the world, which are difficult to predict will continue to influence both oil and gas prices.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.  Please refer  to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended April 30, 2012 for the description of critical accounting policies and estimates.

Risks and Uncertainties

There are a number of risks that are inherent in the energy industry, particularly in the segments in which the Company operates.  Accordingly, there are risks involved in an ownership of the Company’s securities. See “Risk Factors” in Our Annual Report on Form 10-K for the year ended April 30, 2012 for a description of the principal risks faced by us.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended October 31, 2012, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate financial statements, which are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:  (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of April 30, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of formal controls over period end financial disclosure and reporting processes could result in a material misstatement in our financial statements in future periods. See, “Management’s Remediation Initiatives.”

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

In November 2012, we enhanced our financial reporting resources with the addition of an outside consulting firm, with sufficient expertise to improve our financial reporting processes and add segregation of duties.  We are further studying best practices with respect to closing procedures and how to implement these procedures and other internal controls over financial reporting that will help remediate our weaknesses.

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

The parties considered the lawsuits to be a nuisance and Circle Star does not believe the Landers #1 litigation to be material due to Orbis’ agreement to indemnify, hold harmless and defend at its sole cost and expenses, Circle Star and its respective successors and assigns from any and all claims and/or costs associated with these lawsuits or any other claim which might be made against the interests that are subject to such litigation.

The property that was subject to the litigation was assigned to Orbis on June 12, 2012 pursuant to the Note Payment Agreement.

In December 2012, a dismissal without prejudice judgment related to the Landers #1 litigation was executed.

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

Greene Litigation

On June 19, 2012, the Company’s filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Greene Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Greene Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Greene Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit (the “Greene Deposit”) that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. Prior to the litigation, Circle Star pursued an out of court settlement but was unsuccessful.

On November 13, 2012, the Company and the Greene Defendants entered into a Settlement Agreement and Release, whereby the parties agreed to split the Greene Deposit, $32,500 of which was to be delivered to the Company and $17,500 was to be delivered to the Greene Defendants, less any fees charged by the holder of the escrow account. On release of the funds from escrow, the parties agreed to dismiss the lawsuit and release each other from any future claims.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2012, the Company entered into the Debt Conversion Agreement. The March 10% Note was convertible at $1.50 per share of common stock of the Company. The Company agreed to reduce the conversion price to $0.4677 per share as an incentive to convert the full principal and accrued interest under the March 10% Note into shares of common stock of the Company. The Company agreed to issue to the holder of the March 10%, 1,100,000 shares of common stock of the Company (the “Debt Common Shares”) which shall constitute full, fair and adequate consideration for the relinquishment of the March 10% Note, the unpaid interest under the March 10% Note of $15,163, and the Addendum. The Debt Common Shares have not been and will not be registered Securities Act, or the laws of any state of the United States.  Accordingly, the Debt Common Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Debt Common Shares were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

On October 9, 2012, the Company entered into a note extension agreement with the holders of an aggregate of $2,750,000, 10% convertible notes initially due February 8, 2013. In consideration with the extension, the Company issued 250,000 shares of common stock at $0.23 per share. The common shares issued to the note holders have not been and will not be registered under Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The common shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp. (included as Exhibit 10.10 to the Annual report on Form 10-K/A filed on August 16, 2011)
10.11	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.12	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.13	Letter Agreement dated December 1, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.14	Amending Agreement among the Company and G. Jonathan Pina entered into on December 21, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)
10.15	Membership Interest Purchase Agreement between the Company and Colonial Royalties, LLC dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.16	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.17	Form of 10% Convertible Note (February 2012) (included as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.18	Inter-Creditor Agreement (included as Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.19	First Amendment to Assignment and Novation Agreement (included as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.20	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement (included as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on March 16, 2012)

10.21	Leasehold Purchase Agreement dated March 8, 2012 (included as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.22	Form of 10% Convertible Note (March 2012) (included as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.23	Addendum to March 2012 Convertible Note Subscription Agreement (included as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.24	Amendment to Leasehold Purchase Agreement dated April 24, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.25	Second Amendment to Leasehold Purchase Agreement dated June 12, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.26	Purchase and Sale Agreement dated April 17, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.27	Amendment to the Purchase and Sale Agreement dated July 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.28	Debt Conversion Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.29	Form of Note Extension Agreement (included as exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed on October 10, 2012)
16.1	Letter from Silberstein Unger, PLLC dated January 5, 2012 (included as Exhibit 99.1 to the Form 8-K filed on January 5, 2012)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of LaRoche Petroleum Consultants dated June 8, 2012 (included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on August 13, 2012)
99.2	Report of LaRoche Petroleum Consultants dated June 29, 2012 (included as Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on August 13, 2012)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: December 17, 2012	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: December 17, 2012	By:	/s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)