Form 10-Q
period 2013-01-31
CIRCLE STAR ENERGY CORP.
filed 2013-03-18
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Number of common shares outstanding at March 18, 2013: 43,059,404

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
ASSETS
CURRENT ASSETS
Cash	$147,831	$60,626
Trade accounts receivable	137,330	153,872
Warrant subscription receivable	-	1,200,000
Prepaid expenses and other assets	27,700	13,972
Total Current Assets	312,861	1,428,470
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	2,001,366	-
Deposits on oil and gas properties subject to forfeiture	-	3,093,727
Proved properties	3,108,800	3,435,743
Less: accumulated depletion, depreciation and amortization	(845,057)	(574,341)
Oil and Gas properties-net	4,265,109	5,955,129

Investment in partnership	167,215	167,215
Furniture and fixtures, net	-	6,596
Total Assets	$4,745,185	$7,557,410

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$523,694	$253,759
Accrued liabilities	279,268	9,528
Bank overdrafts	-	409,544
Advances from working interest partners	130,644	-
Due to related party	24,521	24,521
Interest payable	347,890	86,472
Debt, net of discount	2,724,189	3,807,787
Liabilities associated with convertible securities	113,723	-
Total Current Liabilities	4,143,929	4,591,611
Debt, net of current portion	1,355,375	1,207,379
Total Liabilities	5,499,304	5,798,990
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 42,304,571 and 35,693,571 common shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively.	42,305	35,694
Additional paid in capital	19,826,858	12,971,209
Accumulated deficit	(20,623,282)	(11,248,483)
Total Stockholders' Equity (Deficit)	(754,119)	1,758,420
Total Liabilities and Stockholders' Equity (Deficit)	$4,745,185	$7,557,410

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
Revenues
Oil sales	$250,898	$242,908
Gas sales	17,031	13,027
Total Revenues	267,929	255,935

Operating Expenses
Lease operating	23,059	32,154
Production taxes	18,420	10,878
Depreciation, depletion, and amortization	115,647	130,554
Impairment of oil and gas properties	-	-
Exploration costs	-	-
General and administrative	1,229,127	1,734,886
Total Operating Expenses	1,386,253	1,908,472
Loss from Operations	(1,118,324)	(1,652,537)

Other Income (Expense)
Interest expense	(429,326)	(406,962)
Change in fair value of convertible securities liability	12,095	-
Loss on conversion of accounts payable and accrued liabilities and debt	(23,500)	-
Loss on sale of assets	-	-
Other	(9,827)	-
Net (Loss)	$(1,568,882)	$(2,059,499)

Net (Loss) Per Common Share - Basic and Diluted	$(0.04)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	42,017,614	29,961,739

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012
Revenues
Oil sales	$594,296	$560,460
Gas sales	35,691	205,446
Total Revenues	629,987	765,906

Operating Expenses
Lease operating	58,844	69,944
Production taxes	36,522	39,830
Depreciation, depletion, and amortization	331,873	400,718
Impairment of oil and gas properties	3,566,497	3,397,693
Exploration costs	80,579	2
General and administrative	3,989,606	4,211,767
Total Operating Expenses	8,063,921	8,119,954
Loss from Operations	(7,433,934)	(7,354,048)

Other Income (Expense)
Interest expense	(1,394,223)	(1,167,210)
Change in fair value of convertible securities liability	(27,050)	-
Losses on conversion of accounts payable accrued liabilities and debt	(429,834)	-
Loss on sale of assets	(89,847)	-
Other	89	-
Net (Loss)	$(9,374,799)	$(8,521,258)

Net (Loss) Per Common Share - Basic and Diluted	$(0.23)	$(0.26)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	39,952,832	33,205,326

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012
Cash flows from operating activities
Net loss	$(9,374,799)	$(8,521,258)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	331,873	400,718
Accretion of discount on notes payable	1,083,570	913,306
Share-based compensation	2,562,111	3,082,625
Impairment of oil and gas properties	3,566,497	3,397,693
Exploration costs	80,579	-
Change in fair value convertible securities liability	27,050	-
Equity in earnings of unconsolidated subsidiary	(12,535)	-
Loss on conversion of debt	429,834	-
Loss on sale of oil and gas properties	89,847	-
Changes in operating assets and liabilities:
Trade accounts receivable	16,542	106,696
Prepaid expenses and other assets	(13,728)	(8,827)
Accounts payable	414,394	174,348
Accrued liabilities	269,740	23,863
Bank overdrafts	(409,544)	-
Advances from working interest partners	130,643	-
Interest payable	277,034	46,687
Net cash used in operating activities	(530,892)	(384,149)
Cash flows from investing activities
Additions to oil and gas properties, net	(219,438)	(1,013,337)
Distributions from equity method investees	12,535	-
Net cash used in investing activities	(206,903)	(1,013,337)
Cash flows from financing activities
Partner distributions	-	(72,435)
Proceeds from the issuance of common stock	1,950,000	1,560,000
Payments on note issued to seller	(1,250,000)	(1,500,000)
Proceeds from convertible notes	125,000	1,500,000
Net cash provided by financing activities	825,000	1,487,565
Net increase in cash	87,205	90,079
Cash
Beginning of period	60,626	6,696
End of period	$147,831	$96,775
Supplemental Cash Flow Information:
Cash paid for interest	$33,453	$107,219
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$250,000	$-
Common stock issued for acquisition of leases	$2,402,741	$380,678
Common stock issued for acquisition of JHE assets	$-	$400,000
Common stock issued in connection with debt modification and conversion and in settlement of accounts payable and accrued liabilities	$1,145,617	$-
Promissory note assumed for acquisition of JHE assets	$-	$5,517,536

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2013

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, May 1, 2012	35,693,571	$35,694	12,971,209	(11,248,483)	1,758,420

Net loss	-	-	-	(9,374,799)	(9,374,799)

Share-based compensation expense	-	-	2,562,111	-	2,562,111

Common stock issued for cash	500,000	500	749,500	-	750,000

Common stock issued for lease acquisitions	3,320,035	3,320	2,399,421	-	2,402,741

Common stock issued to Jonathan Pina	1,000,000	1,000	(1,000)	-	-

Common stock issued in connection with debt modification and conversion and in settlement of accounts payable and accrued liabilities	1,790,965	1,791	1,145,617	-	1,147,408
Balances, January 31, 2013	42,304,571	$42,305	$19,826,858	$(20,623,282)	$(754,119)

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND USE OF ESTIMATES

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

At January 31, 2013, we had cash and cash equivalents of $147,831 and a working capital deficit of $3,831,068.  For the nine months ended January 31, 2013, we had a net loss attributable to common shareholders of $9,374,799 and an operating loss of $7,433,934. Subsequent to January 31, 2013, the Company’s $2,750,000, February 8, 2012, 10% convertible notes payable matured and the Company has been unable to repay the note-holders. We may be unable to meet our capital requirements and accordingly, there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time.

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

3.	SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

Advances from Working Interest Partners

In January 2013, the Company entered into two Participation agreements, whereby The Company became the operator of two wells in Trego County Kansas.  Advances from working interest partners on our consolidated balance sheet as of January 31, 2013 consists of cash calls received from the other working interest owner, net of costs incurred on the respective wells.

4.	INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	January 31, 2013	January 31, 2012
Common stock awards issuable pursuant to service contract	400,000	-
Common stock options	350,000	450,000
Common stock awards	10,887,000	9,587,000
Convertible notes payable	3,727,722	1,000,000
Common stock warrants	250,000	-

All of the common shares underlying the stock options, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the three and nine months ended January 31, 2013 and January 31, 2012 respectively because their effects were considered anti-dilutive.

During the nine months ended January 31, 2013, $137,500 in convertible notes payable, were issued by the Company (Note 6).  These notes contain an embedded conversion feature whereby the notes may be converted into shares of the company’s common stock. The dilutive impact of these securities fluctuates based on the terms of the conversion feature. The dilutive impact as of January 31, 2013 has been included herein. The dilutive impact of a potential conversion of these notes in subsequent periods may,  vary significantly depending on the market value of our common shares at the time of conversion. Subsequent to January 31, 2013 the holder of these notes converted approximately $43,000 of the notes into 250,000 shares of our common stock (Note 12).

5.        ACQUISITIONS AND DIVESTITURES

JHE  Acquisition

On June 16, 2011, Circle Star acquired all of the membership interests in JHE from High Plains Oil, LLC (“HPO”), an entity owned by our CEO, S. Jeffrey Johnson, effective as of June 1, 2011, for consideration including 1,000,000 shares of its common stock, a retained profit interest in existing properties valued at $404,101, and the assumption of a promissory note in the aggregate amount of $7,500,000, and 600,000 shares of the Company’s common stock.

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

These assets were acquired in accordance with and in an effort to advance the Company’s business plan.  The Company incurred transaction costs of $255,000 during the closing of this acquisition which was recorded as expense in the statement of operations.

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

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the quarter ended July 31, 2011, as if the acquisitions of JHE and the Redfish Properties along with transactions necessary to finance the acquisitions, as if they had occurred on May 1 of 2011. The pro forma information includes the effects of adjustments for interest expense, and depreciation and depletion expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of November 1, 2012, nor are they necessarily indicative of future consolidated results.

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

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of the deposit, pursuant to the termination of the Greene Agreement. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Green litigation was settled. The settlement agreement stipulated that Circle Star was to receive $32,500 of the initial deposit from the sellers net of legal fees. The execution of the settlement agreement constitutes a termination of the litigation. The remaining balance of the deposit $17,500 has been charged to impairment expense as of January 31, 2013. On December 11, 2012 we received $22,922 in cash net of legal fees of $9,578 related to the settlement of this matter.

Wevco Acquisition

On March 6, 2012, the Company entered into a leasehold Purchase Agreement with Wevco Production, Inc. (“Wevco”), whereby Wevco would sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, situated in Gove and Trego Counties, Kansas (“the Wevco Purchase Agreement”). Under the Wevco Purchase Agreement, the Company was to pay $5,000,000 on or before closing and issue 1,000,000 shares of common stock of the Company to the seller. At the time of the signing of the Purchase Agreement, the Company paid $100,000.The Company paid an additional $200,000 in March 2012.These amounts were non-refundable and were considered an advance against the Purchase Price. The Company issued the 1,000,000 shares of common stock of the Company (“Common Shares”) in March 2012.

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

The Company did not fully execute the terms of the purchase agreement by September 28, 2012. The Seller assigned 1,120 of the 64,575 net acres stipulated in the initial purchase agreement to the Company in October 2012. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved properties on the Company’s consolidated balance sheet as of January 31, 2013 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense.

On December 18, 2012, the Company and Wevco executed a Settlement and Release Agreement (“Release”). In connection with the execution of the Release the Company issued 225,000 shares of common stock to Wevco at $0.38 per share. The common shares were issued as follows; 115,965 in consideration for the satisfaction of $44,066 in accrued liabilities due Wevco and 109,035 in consideration for approximately 1,400 acres Wevco assigned to the Company. (Note 7)  As of January 31, 2013, we have classified the $41,434 related to the value of the 109,035 shares as unproved properties on the Company’s unaudited consolidated balance sheet.

BlueRidge Acquisition

On April 17, 2012, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas for $5,308,375 and 560,000 shares of common stock of the Company, with a closing date of July 1, 2012. Pursuant to the Purchase Agreement, the Company initially agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County and 12,781 acres in Graham County.  The Company also paid $50,000 in irrevocable earnest money to be applied to the purchase price at closing.

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

Sale of Properties

On June 1, 2012, Circle Star conveyed certain interests in oil and gas properties to Orbis Energy LTD in accordance with the terms of the Note Payment Agreement for net consideration of $250,000.  The properties had a carrying value of $320,837 resulting in a loss on the divestiture of $95,837. As discussed in Note 10, Related Party Transactions, we paid High Plains Oil, an entity controlled by our Chief Executive Officer, Jeff Johnson, $25,000 pursuant to High Plains Oil’s 10% net profits interest retained in these properties.

6.        DEBT

As of January 31, 2013 and April 30, 2012 debt consisted of the following:

	January 31, 2013	April 30, 2012
Current Portion
(a) Convertible notes payable – February 8, 2013	$2,750,000	$2,750,000
(b) Convertible notes payable – March 14, 2013	-	500,000
(e) Seller note payable	-	1,500,000
Less discount on convertible notes payable	(25,811)	(942,213)
Total current portion	$2,724,189	$3,807,787

Long Term Portion
(c) Convertible notes payable – September 14, 2014	$1,500,000	$1,500,000
(d) Convertible notes payable – August 15, 2014	137,500	-
Less discount on convertible notes payable	(282,125)	(292,621)
Total long term portion	$1,355,375	$1,207,379
Total	$4,079,564	$5,015,166

(a) On February 8, 2012, the Company issued 10% convertible notes in the aggregate principal amount of $2,750,000. The notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time.  The notes were originally due and payable on February 8, 2013 or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000; (ii) the sale or partial sale of JHE Holdings LLC (“JHE”); (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default.  The 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the Maturity Date or upon the occurrence of one or more of the triggering events set forth above, at a conversion price of $1.50 per share.  The notes were discounted by $1,008,333 to reflect the beneficial conversion feature that existed on the date of issuance.  On October 9, 2012 the terms of the note were modified whereby interest payments were delayed through February, 2013, further should the Company close on a $5,000,000 financing the maturity date of these notes will be extended through September 30, 2014. In exchange for these modifications the Company issued the note-holders 250,000 shares of the Company’s common stock (Note 7). In connection with the issuance of these common shares we have recognized a discount to the notes in the amount of $57,500. The discount related to this share issuance will be amortized over the remaining term of the notes. The remaining unamortized discount related to the beneficial conversion price and the share issuance of as of January 31, 2013 amounted to $25,811.

The 10% convertible notes due on February 8, 2013 in the principal amount of $2,750,000 have matured. The Company is unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes (Note 12).

(b) On March 14, 2012, the Company issued 10% convertible notes for cash in the aggregate principal amount of $500,000.  The notes accrued interest at the rate of 10% per annum and may have been prepaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes were due and payable on March 14, 2013. The notes were discounted by $183,333 as of the date of issuance related to an embedded beneficial conversion price that existed on the date of issuance. On August 22, 2012 this note along with accrued interest in the amount of $15,615 was converted in exchange for 1,100,000 shares of our common stock. In connection with this conversion we have recorded a charge of $102,687 to interest expense related to the un-accreted portion of the debt discount as of the date of the conversion. We have recorded a loss of $406,334 on conversion related to the issuance of the 1,100,000 shares at $0.53. The conversion feature contained in the note as of the date of the notes inception indicated that the note was convertible into 333,333 shares of the Company’s company stock. To induce the conversion additional shares were issued to the noteholder and the value associated with these additional shares has resulted in the loss on conversion.

(c) On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000.  The Notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be prepaid in whole or in part at any time without a premium or penalty. Upon issuance the notes were discounted by $370,000 to reflect the beneficial conversion price that existed on the date of issuance. This discount is being accreted over the term of the note payable utilizing the effective interest method. As of January 31, 2013 the remaining unamortized discount related to the notes was $199,361. Interest is payable with the principal on September 14, 2014.

(d) On August 15, 2012, the Company entered into a $555,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. As of January 31, 2013 we had drawn $125,000 under the terms of the note and recorded an original issuance discount in the amount of $13,750 to be amortized over the term of the note resulting in a principal amount due the lender of $137,500.  The note bore no interest for the first 90 days and at 10% thereafter, further the terms of the note indicate that if principal were not re-paid within 90 days of the initial funding the 10% interest charge on all outstanding principal was to accrue immediately. As of January 31, 2013 we have accrued interest payable in the amount of $13,750. The note is convertible into shares of our common stock at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

In connection with this conversion feature, we have recorded a debt discount totaling $86,673 related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the underlying instrument. As of January 31, 2013 the remaining unamortized debt discount amounted to $74,187.  The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of January 31, 2013, we have recorded a liability of $113,723 related to the embedded conversion feature and recorded charges of $27,050 related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included volatility ranging from 74.2% - 98.2% on the date of issuance to 155% as of the end of the reporting period, risk free interest rates ranging from 0.16%-0.19% on the date of issuance to 0.19% at the end of the reporting period and an assumed dividend rate of 0%.

Subsequent to January 31, 2013, the Company received a conversion notice from the holders of the $555,000 convertible note.  The conversion notice indicated the conversion of $10,538 into 50,000 shares of The Company’s common stock at a conversion price of $0.22. The Company received a second conversion notice from the holders of the $555,000 convertible note indicating the conversion of $32,250 into 200,000 shares of The Company’s common stock at a conversion price of $0.16 (Note 12).

(e) On June 1, 2012, the Company entered into a Note Payment Agreement (the Note Payment Agreement”), whereby, the Company paid $1,250,000 and conveyed certain interests in properties held by JHE that were operated by Encana (“Encana Properties”).  The payment of $1,250,000 and the conveyance of the Encana Properties resulted in the Promissory Note in the amount of $7,500,000 due to James H. Edsel, Nancy Edsel and James H Edsel Jr. (collectively, the “Edsels”) (the Edsel Promissory Note”) being fully paid, and the Company was released from any further obligations under the Edsel Promissory Note.

7.        SHAREHOLDERS’ EQUITY

Common Shares

As of January 31, 2013 and April 30, 2012, 100,000,000 shares of our $0.001 par value common shares were authorized, 42,304,571 and 35,693,572 were issued and outstanding respectively.

On December 18, 2012, the Company issued 325,000 shares of our common stock at $0.38 per share in connection with the settlement of approximately $100,000 in accrued liabilities and accounts payable. In connection therewith we have recognized a loss on the settlement in the amount of $23,500.

On December 18, 2012, the Company issued 115,965 shares of our common stock at $0.38 per share in connection with the settlement of $44,066 in accrued liabilities related to the execution of a Settlement and Release agreement. (Note 5)

On December 18, 2012, the Company  issued 109,035 shares of our common stock at $0.38 per share in connection with the acquisition of approximately 1,400 acres in Trego County Kansas in connection with the execution of a Settlement and Release agreement.  (Note 5)

·	On October 9, 2012, the Company issued 250,000 shares of our common stock at $0.23 per share in connection with modification of $2,750,000 of our convertible notes payable. (Note 5)

·	On August 22, 2012, the Company issued 1,100,000 shares of our common stock at $0.53 per share in connection with the conversion of a $500,000 convertible note payable. (Note 5)

·
On July 31, 2012, the Company issued 1,000,000 shares of common stock to our Chief Financial Officer Jonathan Pina (“Pina”) in accordance with the terms of the Pina Amending Agreement (as further described below) dated December 21, 2011.  The shares vested on July 11, 2012.

·	On July 19, 2012, the Company issued 2,611,000 shares of our common stock at $0.70 per share in connection with the amendment of a lease Purchase Agreement.

·	On June 13, 2012 we issued 600,000 shares of our common stock at $0.89 per share in connection with the execution of a Second Amendment to a lease Purchase Agreement.

·
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

Subsequent to January 31, 2013, the Company issued 250,000 shares of our common stock in connection with the conversion of approximately $43,000 of our August 15, 2012 $555,000 convertible promissory note.

Subsequent to January 31, 2013, the Company issued, 504,833 shares of our common stock to Jeffrey Johnson our Chief Executive Officer pursuant to his employment agreement.

Stock Warrants

As of January 31, 2013 there were 250,000 warrants to purchase the Company’s common shares outstanding. The warrants are exercisable at a weighted average exercise price of $2.75 and have a remaining contractual life of 2.28 years.

8.        SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s common-stock options activity through January 31, 2013, is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2012	450,000	$0.50
Expirations	(100,000)	0.50
Balance at end of period	350,000	$0.50
Exercisable at January 31, 2013	116,666	$0.50

Total unrecognized compensation cost related to the non-vested common stock options was $116,813 as of January 31, 2013, which is expected to be recognized over a weighted-average vesting period of 1.50 years.  At January 31, 2013, the weighted average remaining contractual life of options outstanding was 8.42 years.

Common Shares

We recognized share-based compensation expense including all option and common share awards expense of $801,110 and $2,562,111 and $1,209,670 and $3,082,625 for the three and nine months ended January 31, 2013 and 2012, respectively.

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

On December 21, 2011, the Company entered into an amending agreement (the “Pina Amending Agreement”) with Pina to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “ Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 shares of common stock of the Company (the “Pina Bonus Shares”) on the Pina Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modifies the vesting of the Pina Bonus Shares, whereby Pina will receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company have rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense of $80,000, which was recognized through the vesting date of July 31, 2012.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares) were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, 1/3 on September 1, 2013.

On March 8, 2012, Thomas Richards, a director, received a grant of 150,000 shares of common stock of the Company that vests on March 18, 2013.

On March 8, 2012, Morris Smith, a director, received a grant of 150,000 shares of common stock of the Company that vests on March 18, 2013.

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

A summary of the Company’s non-vested stock awards as of January 31, 2013 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	10,987,000	$1.90
Granted	900,000	1.68
Vested	(1,000,000)	1.97
Forfeited	-	-
Non-vested at end of period	10,887,000	$1.63

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $1,102,423 as of January 31, 2013, which is expected to be recognized over a weighted-average period of 2.25 years. Related shares are not issued until fully vested.

9.        INCOME TAXES

The effective income tax rates for the three and nine months ended January 31, 2013 and 2012, were nil. Total income tax expense for the three and nine months ended January 31, 2013 and 2012, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

10.      RELATED PARTY TRANSACTIONS

As of January 31, 2013, there is a balance due to a stockholder of the Company in the amount of $24,521.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

During the nine months ended January 31, 2013 The Company made cash payments of $12,446 to HPO related to its retained net profits interest. As of January 31, 2013 we have recorded a liability in the amount of $1,983 related to HPO’s retained net profits interest.

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

11.      LITIGATION

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

Greene Litigation

On June 19, 2012, the Company’s filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Green Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of a deposit pursuant to the termination of a certain Land Real Estate Sales Contract (the “Greene Agreement”) entered into between Circle Star and the Defendants on March 6, 2012, pursuant to which Circle Star would have acquired from the Defendants certain interests in 6,518 acres of land in Kansas. Pursuant to the Greene Agreement, Circle Star delivered a $50,000 deposit that was refundable due a default by the sellers. Circle Star terminated the Green Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Green litigation was settled. The settlement agreement stipulated that Circle Star is to receive $32,500 of the deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation. On December 11, 2012 we received $22,922 in cash net of $9,578 in legal fees related to the settlement agreement.

12.      SUBSEQUENT EVENTS

The 10% convertible notes due on February 8, 2013 in the principal amount of $2,750,000 have matured. The Company is unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes.

On February 26, 2013, the Company received a conversion notice from the holders of its August 15, 2012, $555,000 convertible note. The outstanding  balance on the  note as of the date of the conversion notice amounted to $137,500. The conversion notice indicated the conversion of $10,538 into 50,000 shares of The Company’s common stock at a conversion price of $0.22.

On March 7, 2013, the Company received a conversion notice from the holders of its August 15, 2012 $555,000 convertible note. The outstanding balance on the note as of the date of the conversion notice amounted to $129,962. The conversion notice indicated the conversion of $32,250 into 200,000 shares of The Company’s common stock at a conversion price of $0.16.

Subsequent to January 31, 2013, the Company issued 504,833 shares of our common stock to Jeffrey Johnson our Chief Executive Officer, pursuant to his employment agreement with the Company.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and  natural gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties,  potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in "Risk Factors", all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward looking statements. For a full description of risks and uncertainties that may affect our forward looking statements see the heading “Risk Factors” in our annual report on Form 10-K for our fiscal year ended April 30, 2012, filed with the United States Securities and Exchange Commission (the” SEC”) on August 13, 2012.

As used in this quarterly report on Form 10Q, and unless otherwise indicated the terms “we”, “us”, “our”, “Circle Star” and the “Company” refer to Circle Star Energy Corp. All dollar amounts in this quarterly report on Form 10Q are expressed in U.S. dollars, unless otherwise indicated.

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

The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the continued development of our assets and the acquisition of producing oil and natural gas properties, specifically in Kansas, where we have secured approximately 14,000 lease acres in Sheridan and Trego counties. We have entered into an arrangement with a working interest partner whereby our partner has funded the drilling of two wells.

Results of Operations

The financial information with respect to the three and nine months ended January 31, 2013 and 2012, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three and nine months ended January 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$267,929	$255,935	$629,987	$765,906
Lease operating and production taxes	41,479	43,032	95,366	109,774
General and administrative	1,229,127	1,734,886	3,989,606	4,211,767
Depreciation depletion and amortization	115,647	130,554	331,873	400,718
Impairment of oil and gas properties	-	-	3,566,497	3,397,693
Exploration costs	-	-	80,579	2
Loss from operations	(1,118,324)	(1,652,537)	(7,433,934)	(7,354,048)

Net income (loss)	(1,568,882)	(2,059,499)	(9,374,799)	(8,521,258)

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the three and nine months ended January 31, 2013. We determined the Boe using the ratio of six Mcf of natural gas to one Boe. The ratios of six Mcf of natural gas to one Boe does not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Revenues:
Oil	$250,898	$242,908	$594,296	$560,460
Gas	17,031	13,027	35,691	205,446
Total oil and gas sales	$267,929	$255,935	$629,987	$765,906
Production: Oil (Bbls)	2,537	2,503	6,247	5,748
Gas (Mcf)	3,117	3,791	7,661	42,501
Total (Boe)	3,057	3,135	7,524	12,832
Total (Boe/d)	33	34	27	48

Average Prices
Oil (per bbls)	$98.90	$97.05	$95.13	$97.51
Gas (Per Mcf)	5.46	3.44	4.66	4.83
Total (Per Boe)	$87.64	$81.64	$83.73	$59.69

Production Costs (Per Boe)	$13.57	$13.73	$12.67	$8.56

Revenue and Operating Trends

For the three and nine months ended January 31, 2013, we did not generate sufficient revenues to cover our operating expenses. We do not anticipate generating sufficient revenue from operations to cover our operating expenses in the near term.

Industry Overview for the three and nine months ended January 31, 2013

Oil and natural gas prices have been volatile due to concerns surrounding the recent global financial crisis and fluctuations in demand. These factors led to natural gas prices falling to 10-year lows earlier this calendar year, while oil prices dropped significantly in the spring of 2012.

Company Overview for the three and nine months ended January 31, 2013

Our net loss for the three and nine months ended January 31, 2013 was $1,568,882 and $9,374,799, respectively.  From our inception through January 31, 2013, we have received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through January 31, 2013 of $20,623,282. We anticipate that we will incur net losses through fiscal 2013 and beyond until we can significantly increase production and revenue.

Comparison of Results of Operations for the three months ended January 31, 2013 and 2012

Oil and gas sales. Oil and gas sales increased $11,994, or 4.7%, for the three months ended January 31, 2013, to $267,929 from $255,935 for the three months ended January 31, 2012. The $11,994 increase in oil and gas sales was primarily attributable to a decrease in production volumes, offset by increases in the average price per Boe.  Production volumes decreased primarily due to the sales of the Encana Properties and the average price per Boe increased due to an increase in oil production as a percentage of total oil and gas production.

Oil and gas production. Production for the three months ended January 31, 2013 totaled 3,057 Boe (33Boe/d), compared to 3,135 Boe (34Boe/d) in the prior year period, a decrease of 2.5%.  The decrease in production in the 2013 period is the result primarily of the sale of the Encana properties.  Subject to commodity prices, which could impact drilling activity, we expect production to increase during the remainder of the 2013 period.

Lease operating expenses. Our lease operating expenses decreased $9,095, or 28.3% to $23,059 for the three months ended January 31, 2013, from $32,154 for the three months ended January 31, 2012. The $7.54 per Boe LOE in 2013 as compared to $10.26 per Boe in the 2012 period was primarily attributable to a decrease in gas volumes produced as a percentage of our overall sales.

Severance and production taxes. Our severance and production taxes increased $7,542, or 69.3% to $18,420 for the three months ended January 31, 2013, from $10,878 for the three months ended January 31, 2012. The increase in severance and production taxes was due primarily to the increase in overall sales.

General and administrative. Our general and administrative expenses (“G&A”) decreased $505,759 or 29.2%, to $1,229,127 for the three months ended January 31, 2013, from $1,734,886 for the three months ended January 31, 2012.  The decrease in G&A was primarily due to lower share-based compensation.  For the remainder of the fiscal year 2013, we expect G&A to remain reasonably stable.

Depletion, depreciation, and amortization. Our depletion, depreciation, and amortization expense (“DD&A”) decreased $14,907 or 11.4%, to $115,647 for the three months ended January 31, 2013, from $130,554 for the three months ended January 31, 2012. The decrease in DD&A expense over the prior year period was primarily due to lower production in 2013.

Loss on conversion of debt and settlement of accounts payable.  Losses recorded during the three months ended January 31, 2013 resulted from a loss of $23,500 related to our issuance of 325,000 shares of common stock in connection with the settlement of accrued consulting fees.

Interest expense, net.  Our interest expense, net, increased $22,364, or 5.5%, to $429,326 for the three months ended January 31, 2013, from $406,962 for the three months ended January 31, 2012. This increase is primarily attributable additional interest expense incurred in connection with the issuance of a $137,500 of convertible notes payable during the quarter ended October 31, 2012. We expect our interest expense to remain higher for the remainder of the fiscal year than the prior year period as a result of increased borrowings during 2013.

Comparison of Results of Operations for the nine months ended January 31, 2013 and 2012

Oil and gas sales. Oil and gas sales decreased $135,919, or 17.8%, for the nine months ended January 31, 2013, to $629,987 from $765,906 for the nine months ended January 31, 2012. The $135,919 decrease in oil and gas sales was primarily attributable to a decrease in production volumes, partially offset by increases in the average price per Boe.  Production volumes decreased primarily due to the sales of the Encana Properties and the average price per Boe increased due to an increase in oil production as a percentage of total oil and gas production.

Oil and gas production. Production for the nine months ended January 31, 2013 totaled 7,524 Boe (27Boe/d), compared to 12,832 Boe (88Boe/d) in the prior year period, a decrease of 41.4%.  The decrease in production in the 2012 period is the result primarily of the sale of the Encana properties offset slightly by increased production volumes in January 2013.  Subject to commodity prices, which could impact drilling activity, we expect continued production to increase during the remainder of the 2013 period.

Lease operating expenses. Our lease operating expenses decreased $11,100, or 15.9% to $58,844 for the nine months ended January 31, 2013, from $69,944 for the nine months ended January 31, 2012. The $7.82 per Boe LOE in 2013 as compared to $4.30 per Boe in the 2012 period was primarily due to reduced production volumes as described elsewhere herein.

Severance and production taxes. Our severance and production taxes decreased $3,308, or 8.3% to $36,522 for the nine months ended January 31, 2013, from $39,830 for the nine months ended January 31, 2012. The decrease in severance and production taxes was primarily a function of both the decrease in gas sales as a percentage of overall sales, as gas sales are taxed at a higher rate offset by increases in oil sales.  Severance and production taxes were approximately 5.8% and 5.2% of oil and gas sales for the respective periods.

General and administrative. Our general and administrative expenses (“G&A”) decreased $222,161 or 5.3%, to $3,989,606 for the nine months ended January 31, 2013, from $4,211,767 for the nine months ended January 31, 2012.  The decrease in G&A was primarily due to lower share-based compensation partially offset by higher salaries and benefits resulting from increased staffing coupled with increases in legal and accounting fees incurred in connection with the Company’s filing of an S-1 registration statement with the SEC.  For the remainder of the fiscal year 2013, we expect G&A to remain reasonably stable.

Depletion, depreciation, and amortization. Our depletion, depreciation, and amortization expense (“DD&A”) decreased $68,845 or 17.2%, to $331,873 for the nine months ended January 31, 2013, from $400,718 for the nine months ended January 31, 2012,  primarily due to lower production in 2013.

Impairment of Oil and Gas Properties. Impairment charges incurred during the nine months ended January 31, 2013 resulted from the loss of $17,500 of our deposit on the Greene Acquisition, and the loss of $3,548,997 of our deposits on the Wevco acquisition.  Impairment charges incurred during the nine months ended January 31, 2012 resulted from our acquisition of JHE Holdings, Ltd, in which the consideration we paid for the net assets of JHE exceeded the fair value of the net assets acquired.  Accordingly, we recorded an impairment charge on the acquisition date.

Exploration costs.  Our exploration costs increased $80,577 or 100% to $80,579 for the nine months ended January 31, 2013, from $2 for the nine months ended January 31, 2012.  The increase in exploration costs over the prior year period was attributable to delay rentals.

Interest expense, net.  Our interest expense, net, increased $227,013, or 19.5%, to $1,394,223 for the nine months ended January 31, 2013, from $1,167,210 for the nine months ended January 31, 2012. This increase was primarily the result of a higher average debt level from the assumption of a note payable related to the acquisition of JHE and convertible notes payable during the 2013 period coupled with one time charges to interest expense related to the conversion of convertible notes payable and the origination of a convertible note payable.

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

We had a working capital deficit of $3,831,068 at January 31, 2013 versus $3,163,141 at April 30, 2012.  Our working capital deficit increased during nine months ended January 31, 2013 due primarily to losses incurred in connection with operations partially offset by a decrease in the warrant subscriptions receivable of $1,200,000 and the conversion of a $500,000 note payable. Our loss from operations amounted to $7,433,934 for the nine months ended January 31, 2013.

Our cash balance at January 31, 2013 was $147,831 (of which $137,032 relates to advances from our working interest partners) as compared to $60,626 at April 30, 2012. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2012	$60,626
Sources of cash:
Cash provided by financing activities	825,000
Total sources of cash including cash on hand	825,000
Uses of cash:
Cash used in operating activities	(530,892)
Cash used in investing activities	(206,903)
Total uses of cash	(737,795)
Cash balance at January 31, 2013	$147,831

Net cash used in operating activities of $530,892 for the nine months ended January 31, 2013 was attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Nine Months Ended
	January 31, 2013	January 31, 2012
Proceeds from sale of common shares	$1,950,000	$1,560,000
Proceeds from promissory notes	—	1,500,000
Repayments of promissory notes	(1,250,000)	(1,500,000)
Proceeds from convertible notes	125,000	—
Partner distributions	—	(72,435)
Net cash provided by financing activities	$825,000	$1,487,565

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $219,438 and $1,013,337 for the nine months ended January 31, 2013 and 2012, respectively.

Additional disclosure related to the Company’s liquidity and capital resources can be found in the section “Financing Activities” below.

Our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our working capital, capital expenditures, growth strategy requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2012/2013 Capital” for a description of our anticipated capital expenditures for 2012/2013. If we are unable to generate revenues necessary to finance our operations over the long-term, we must seek additional capital through the sale of our equity or additional borrowings and or the sale of our assets.

As discussed in the “Outlook for 2012/2013 Capital”, although difficult to quantify we are forecasting significant capital expenditures. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of the fiscal year ended 2013 to fund ongoing operations and to follow through with plans for continued exploitation of our oil and gas properties. See Item 1A. “Risk Factors – Risks Related to Our Company” in our Annual Report on Form 10-K for the year ended April 30, 2012 for a description of risk factors faced by the Company.

Recent Developments

Financing Activities

On August 15, 2012, the Company entered into $550,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. As of January 31, 2013, the Company has drawn $125,000 under the terms of the note and recorded an original issuance discount in the amount of $12,500 to be amortized over the term of the note resulting in a principal amount due the lender of $137,500. The note bore no interest for the first 90 days. The terms of the note indicate that if principal and interest are not re-paid within 90 days of the initial funding a onetime 10% interest charge was to be applied related to amounts borrowed. As of January 31, 2013, the Company accrued interest payable in the amount of $12,500. The note is convertible into shares of our common stock at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined below).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes are due and payable on February 8, 2013 (the “February 10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The February 10% Notes are convertible at the option of the holders into shares of common stock of the Company at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. On October 9, 2012, the Company entered into note extension agreements with the holders of the February 10% Notes (the “Note Extension Agreements”) whereby the holders agreed to extend the maturity date of the February 10% Notes to September 30, 2014 on the closing of a $5,000,000 financing within ninety days of execution of the note extension agreements, or as extended by additional thirty day periods, which are to be granted at the sole discretion of the holders of the notes. A thirty day extension was granted on January 15, 2013. As an incentive to enter into the Note Extension Agreements, the holders of the February 10% Notes were issued an aggregate amount of 250,000 shares of our common stock on execution of the Note Extension Agreement and they will receive an additional aggregate amount of 250,000 shares of our common stock on closing of the $5,000,000 financing. Should the financing not occur within the ninety day period or within an extension period, then the original terms of the February 10% Notes shall remain in effect. The February 10% Notes have matured and the Company is unable to repay the outstanding principal and accrued interest. The Company remains in discussions with the holders of the February 10% Notes related to an extension and or modification of the February 10% Notes.

On February 26, 2013, the Company received a conversion notice from the holders of the August 15, 2012, $555,000 10% convertible note. The outstanding balance on the note as of the date of the conversion notice amounted to $137,500. The conversion notice indicated the conversion of $10,538 into 50,000 shares of The Company’s common stock at a conversion price of $0.22.

On March 7, 2013, the Company received a conversion notice from the holders of the August 15, 2012 $555,000 10% convertible note payable. The outstanding on the note as of the date of the conversion notice amounted to $129,962. The conversion notice indicated the conversion of $32,250 into 200,000 shares of The Company’s common stock at a conversion price of $0.16

On October 10, 2012, the Company filed a Form S-1 registration statement with the SEC to register the offer and sale of units for an aggregate offering price of $7,000,000. The Company terminated its relationship with the agent that was participating in the offering on February 28, 2013. The registration statement has not been declared effective and the offering is currently pending. We anticipate that the proceeds from the offering, if any, will be sufficient to satisfy working capital requirements through fiscal 2013.

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

The Company did not fully execute the terms of the purchase agreement with Wevco by September 28, 2012.  Wevco assigned to the Company 1,120 of the 64,575 net acres stipulated in the initial purchase agreement. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved capitalized property costs as of January 31, 2013 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense. The Company may continue to negotiate with the seller related the purchase of the remaining acreage stipulated in the initial purchase agreement.

On December 18, 2012, the Company and Wevco executed a Settlement and Release Agreement (“Release”). In connection with the execution of the Release the Company issued 225,000 shares of common stock to Wevco at $0.38 per share. The common shares were issued as follows; 115,965 in consideration for the satisfaction of $44,066 in accrued liabilities due Wevco and 109,035 in consideration for approximately 1,400 acres in Trego County, Kansas Wevco assigned to the Company.

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

In Kansas, where the Company has secured approximately 14,000 lease acres, in Sheridan and Trego counties, we have entered into an arrangement with a working interest partner whereby our partner has funded the drilling of two wells.  As of February 23, 2013 the Lynd 36-1 was on pump and producing oil and condensate. As of February 24, 2013, the Lynd 36-2 well drilled in connection with our working interest partners in Trego County Kansas was on pump and producing oil and condensate.

Director Compensation

On March 11, 2013, the Company issued 504,833 shares of our common stock to Jeffrey Johnson our Chief Executive Officer pursuant to his employment agreement.

Litigation

On November 13, 2012 the Company entered into a settlement agreement whereby the pending litigation with the Green Defendants was settled (as discussed further in “Item 1. Legal Proceedings” below). The settlement agreement stipulates that the Company was to receive $32,500 of the deposit from the sellers. The execution of the settlement agreement constitutes a termination of the litigation. On December 11, 2012, The Company received $22,922 in cash net of legal fees of $9,578 related to the settlement of this matter.

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

Financial Instruments

As of January 31, 2013 and 2012, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Outlook for 2012/2013 Capital

Given current contractual obligations and our current working capital deficit, we estimate that we will require approximately $3,700,000 to satisfy our working capital deficit and an additional $2,700,000 over the next twelve months to fund our ongoing capital requirements. We do not currently have sufficient capital to fund these commitments. Therefore, we need to raise approximately $6,400,000 in debt or equity financing in the next twelve months. On October 10, 2012, we filed a Form S-1 registration statement with the SEC to register the offer and sale of units for an aggregate offering price of $7,000,000. On February 28, 2013, we terminated the relationship with the agent for the offering. The registration statement has not been declared effective and the offering is currently pending. We anticipate that the proceeds from the offering, if any, will be sufficient to satisfy working capital requirements through fiscal 2013. However, there can be no assurance that such financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past few years have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.

Depending on capital availability, we will require significant capital for additional expenditures during the remainder of the fiscal year 2013, to continue expansion of our reserve base through potential lease acquisitions, increase production through the continued development of our assets specifically drilling activities specifically in Kansas, as well as the potential acquisition of producing oil and natural gas properties.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended January 31, 2013, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were:  (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of April 30, 2012.

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

Landers

On June 16, 2011, the Company acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November, 2010 and it became final and non-appealable in December, 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed and Orbis has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

The parties considered the lawsuits to be a nuisance and the Company does not believe the Landers #1 litigation to be material due to Orbis’ agreement to indemnify, hold harmless and defend at its sole cost and expenses, Circle Star and its respective successors and assigns from any and all claims and/or costs associated with these lawsuits or any other claim which might be made against the interests that are subject to such litigation.

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

On November 13, 2012, the Company and the Greene Defendants entered into a Settlement Agreement and Release, whereby the parties agreed to split the Greene Deposit, $32,500 of which was to be delivered to the Company and $17,500 was to be delivered to the Greene Defendants, less any fees charged by the holder of the escrow account. On release of the funds from escrow, the parties agreed to dismiss the lawsuit and release each other from any future claims. On December 11, 2012 we received cash of $22,922 net of $9,578 in legal fees related to this settlement.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On December 18, 2012, the Company entered into a Settlement and Release agreement with Big Sky Management whereby  we issued 325,000 shares of our common stock at $0.38 per share in connection with the settlement of approximately $100,000 in accrued liabilities and accounts payable. The common shares issued to have not been and will not be registered under Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The common shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

On December 18, 2012 the Company executed a Settlement and Release agreement with Wevco whereby we issued 115,965 shares of our common stock at $0.38 per share in connection with the settlement of $44,066 in accrued liabilities and 109,035 shares of our common stock at $0.38 per share in connection with the acquisition of approximately 1,400 acres in Trego County Kansas. The common shares issued have not been and will not be registered under Securities Act, or the laws of any state of the United States.  Accordingly, the common shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The common shares will be issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

On February 26, 2013, the Company received a conversion notice from the holders of its’ August 15, 2012 $555,000 convertible note. The outstanding principal on the note as of the date of the conversion notice amounted to $137,500. The conversion notice indicated the conversion of $10,538 into 50,000 shares of the Company’s common stock at a conversion price of $0.22.

On March 7, 2013, the Company received a conversion notice from the holders of its’ August 15, 2012 $555,000 convertible note. The outstanding principal on the note as of the date of the conversion notice amounted to $129,962. The conversion notice indicated the conversion of $32,250 into 200,000 shares of the Company’s common stock at a conversion price of $0.16.

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

CIRCLE STAR ENERGY CORP.

Dated: March 18, 2013	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: March 18, 2013	By:	/s/ G. Jonathan Pina
G. Jonathan Pina, Chief Financial Officer
(Principal Financial Officer)