Form 10-K
period 2013-04-30
CIRCLE STAR ENERGY CORP.
filed 2013-08-13
CIK 1439971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended APRIL 30, 2013

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,933,368.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 13, 2013, we had 50,137,916 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This Current Report on Form 10-K contains forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “predict,” “plan,” “should,” “likely,” “may,” “will,” “continue” or similar expressions are intended to identify such statements. All statements other than statements of historical facts that address activities that we intend, expect or anticipate will or may occur in the future are forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Forward-looking statements relate to, among other things:

•	our strategies, either existing or anticipated;
•	our future financial position, including anticipated liquidity;
•	our ability to satisfy obligations from cash generated from operations;
•	amounts and nature of future capital expenditures;
•	acquisitions and other business opportunities;
•	operating costs and other expenses, including asset retirement obligation expenses;
•	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
•	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
•	our ability to meet additional acreage, seismic and/or drilling cost requirements; and
•	other estimates and assumptions we use in our accounting policies.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

•	loss of our sole officer and director;
•	oil and natural gas prices and production costs;
•	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
•	exploitation, development, production and exploration results, including mechanical failure;
•	the estimated costs of asset retirement obligation, including whether or not those retirement costs, in whole or in part, are ever actually incurred in the future;
•	the potential unavailability of drilling rigs and other field equipment and services;
•	the existence of unanticipated liabilities relating to existing properties or those acquired in the future, including environmental liabilities;
•	factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
•	the willingness and ability of third parties to honor their contractual commitments;
•	permitting issues;
•	the nature, extent and duration of workovers;
•	the impact and costs related to compliance with or changes in laws governing our operations;
•	acquisitions and other business opportunities (or the lack thereof) that may be pursued by us;
•	competition for properties and the effect of such competition on the price of those properties;
•	economic, market or business conditions, including any change in interest rates or inflation;
•	the lack of available capital and financing;
•	risk factors consistent with comparable companies within our industry, especially companies with similar market capitalization and/or employee census; and
•	weather or other factors, many of which are beyond our control.

Furthermore, forward-looking statements are made based on our current assessment available at the time. Subsequently obtained information concerning the merits of any property, as well as changes in estimated exploration and development costs and ownership interest, may result in revisions to our expectations and intentions and, thus, we may alter our plans regarding any exploration and development activities.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. As with comparable companies within our industry, there are numerous factors that could cause actual results to differ materially from our expectations. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

GLOSSARY OF TERMS

Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

The following definitions shall apply to the technical terms used in this report:

Terms used to describe quantities of crude oil and natural gas:

“Bbl” – Barrel or 42 U.S. gallons liquid volume.

“BOE” – Barrels of crude oil equivalent.

“Condensate” – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

“Mcf” – Thousand cubic feet of gas.

“NGLs” – Natural gas liquids.

Terms used to describe our interests in wells and acreage:

“Gross acres” – The number of acres in which we own a gross working interest.

“Gross well” – A well in which we own a working interest.

“Net acres” – Our percentage ownership of gross acreage. Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

“Net well” – Deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

“Developed acreage” – Acreage consisting of leased acres spaced or assignable to productive wells. Acreage included in spacing units of infill wells is classified as developed acreage at the time production commences from the initial well in the spacing unit. As such, the addition of an infill well does not have any impact on a company’s amount of developed acreage.

“Development well” – A well drilled within the proved area of a crude oil or natural gas reservoir to the depth of stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting proved crude oil or natural gas reserves.

“Disposal well” – A well-used for the disposal of water resulting from the production of oil and gas. Oil and gas reservoirs are usually found in porous rocks, which also contain saltwater. This saltwater, which accompanies the oil and gas to the surface, is disposed over time through injection into underground porous rock formations not productive of oil or gas.

“Dry hole” – An exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

“Exploratory well” – A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.

“Injector well” – A well-used for the injection of water, gas, steam or CO2 into an oil-or gas producing reservoir/unit in order to maintain reservoir pressure, heat the oil or lower its viscosity, in order to increase oil and /or gas recovery and to safely dispose of the salt and/or fresh water produced with oil and natural gas.

“Productive well” – An exploratory or a development well that is not a dry hole.

“Undeveloped acreage” – Leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes net acres under the bit until a productive well is established in the spacing unit.

“Unproved property” – A property or part of a property with no proved reserves.

“Unsuccessful efforts” – Drilling activities that result in a dry hole. Costs associated with unsuccessful efforts are part of the cost to discover reserves, therefore are capitalized in the full cost pool.

Terms used to describe seismic activity and operations:

“Fracturing” – The injection of water, sand and additives under hydraulic pressure into prospective rock formations at depth to stimulate oil and natural gas production.

“Horizontal Drilling” – A drill rig operation of drilling vertically to a defined depth and then mechanically steering the drill bit to drill horizontal within a designated zone typically defined as the prospective pay zone to be completed for oil and/or gas.

“Hydraulic stimulation technology” – A synonym for “fracturing.” A process that results in the creation of fractures in rocks. The fracturing is done from a wellbore drilled into reservoir rock formations at depth to increase the rate and ultimate recovery of oil and natural gas.

“Plugging and abandonment” – The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

“Recompletion” – The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

“Workover” – Operations on a producing well to restore or increase production.

Terms used to describe the legal ownership of our oil and natural gas properties:

“Revenue interest” – The amount or percentage of revenue/proceeds derived from a producing well that the owner is entitled to receive.

“Working interest” – The amount or percentage of costs that an owner is required to pay of drilling and production expenses. It also gives the owners, in the aggregate, the right to drill, produce and conduct operating activities on the property.

Terms used to assign a present value to or to classify our reserves:

 “PV-10” – The estimated future cash flow, discounted at a rate of 10% per annum, with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

 “Proved developed non-producing reserves” – Proved crude oil and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

“Proved developed reserves” – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional crude oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved reserves” – Proved crude oil and natural gas reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Proved undeveloped reserves” – Proved crude oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

“Standardized Measure” – The present value of estimated future cash inflows from proved natural gas and oil reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

Other Terms:

“Farmout” – An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farmin" while the interest transferred by the assignor is a "farmout."

“Field” – An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

“Play” – An accumulation of oil and/or natural gas resources known to exist, or thought to exist based on geotechnical research, over a large area expanse.

“Prospect” – A location where hydrocarbons such as oil and gas are believed to be present in quantities which are economically feasible to produce.

“Reservoir” – A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

“Resources” – Quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

PART I

Item 1. Business

History and Overview

The Company was incorporated on May 21, 2007.  Through June 2011, we had limited operations primarily focused on organizational matters and developing an online help desk customer support system to assist service companies to improve their customer relationship management. In fiscal 2011, we began to explore opportunities to diversify our business. On June 16, 2011, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, 2011, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

JHE Acquisition

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “JHE Purchase Agreement”), between High Plains Oil, LLC, a Nevada limited liability company (“High Plains”), and JHE Holdings, LLC (“JHE”), pursuant to which the Company acquired all of the membership interests in JHE, a Texas limited liability company from High Plains (the “JHE Acquisition”). High Plains is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011. Johnson was at arms’ length to the Company prior to his appointment as a director.

In consideration for the acquisition of JHE, the Company agreed to:

(a)	issue 1,000,000 shares of its common stock (“Common Shares”) to High Plains (the “High Plains Consideration Shares”);

(b)
pay the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 (the “Edsel Promissory Note”) issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. (collectively, the “Edsels”) in connection with the acquisition of JHE by High Plains from the Edsels that closed on March 30, 2011 and was effective as of January 2011 (the “High Plains Acquisition”);

(c)
execute and deliver a Novation and Assignment Agreement (the “Novation”) pursuant to which the Company would, effective June 1, 2011 (the “JHE Effective Date”): (i) assume all of the obligations and liabilities of High Plains under the Edsel Promissory Note, and (ii) in consideration for, among other things, consenting to the Acquisition and the forbearance by the Edsels of the first installment payment of $1,000,000 due under the Edsel Promissory Note on June 1, 2011 until June 10, 2011 or the closing date, issue an aggregate of 600,000 Common Shares to the Edsels (the “Edsel Shares”);

(d)
undertake to cause JHE to amend its limited liability company agreement to, among other items, provide for the retention by High Plains of a 10% contractual profits interest in JHE (the “Retained Profits Interest”) in the form of a right to 10% of the net revenues, payments, royalties and other distributions received by JHE from the JHE Oil and Gas Properties, as defined below;

(e)
execute and deliver an Amended and Restated Pledge and Security Agreement (the “Amended Pledge Agreement”) with the Edsels pursuant to which the Company would, effective as of the JHE Effective Date: (i) assume all of High Plains’ obligations and liabilities under the initial Pledge and Security Agreement entered into by and between High Plains and the Edsels in connection with the issuance of the Edsel Promissory Note as partial consideration in respect to the High Plains Acquisition and (ii) undertake to cause JHE to assign and transfer a 10% interest in the JHE Oil and Gas Properties to High Plains in exchange for the Retained Profits Interest upon full and complete payment and satisfaction of all obligations due under the Edsel Promissory Note and Amended Pledge Agreement;

(f)	undertake to cause JHE to make a distribution to High Plains, within five (5) business days of June 30, 2011, of cash remitted to JHE through and including June 30, 2011; and

(g)
pay Pimuro, a consultant who advised High Plains with regards to its acquisition of JHE and the Purchase Agreement, the accrued fees and expenses in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”), payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE received $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties (defined below). Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as our Chief Financial Officer on July 11, 2011.  Pina was at arms’-length to the Company prior to his appointment.

The acquisition of JHE by the Company closed on June 16, 2011.

Redfish Properties Acquisition

On December 6, 2011, the Company entered into a letter agreement (the “Apache Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Apache Sellers”) with a stated execution date of December 1, 2011 (the “Apache Execution Date”). The Letter Agreement was effective November 1, 2011. Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas. In return, the Apache Sellers received 203,571 Common Shares and the Company assumed the responsibility for payment of certain operating expenses and capital expenditures.

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

On February 6, 2012, the Company sent a Notice of Default and Termination (the “Colonial Notice”) to Colonial stating that Colonial was in breach of its payment obligations under the Colonial Purchase Agreement and that the Company was exercising its right to terminate the Colonial Purchase Agreement.  Under the terms of the Colonial Purchase Agreement, the delivery of the Colonial Notice by the Company to Colonial was not deemed to be an election of remedies and the Company retained the right to pursue all legal or equitable remedies against Colonial for breach of the Colonial Purchase Agreement.

Wevco Acquisition

On March 6, 2012, the Company entered into a leasehold Purchase Agreement with Wevco Production, Inc. (“Wevco”), whereby Wevco would sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, situated in Gove and Trego Counties, Kansas (the “Wevco Purchase Agreement”). Under the Wevco Purchase Agreement, the Company was to pay $5,000,000 on or before closing and issue 1,000,000 Common Shares to the seller. At the time of the signing of the Purchase Agreement, the Company paid $100,000 and the Company paid an additional $200,000 in March 2012 (collectively, the “Wevco Signing Bonus”). These amounts were non-refundable and were considered an advance against the Purchase Price. The Company issued the 1,000,000 Common Shares in March 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “Wevco First Amendment”). The Company paid a non-refundable $100,000 extension fee which was considered an advance against the Purchase Price.

On June 13, 2012, the Company entered into a Second Amendment to Purchase Agreement extending the closing date from May 31, 2012 until September 28, 2012 (the “Second Amendment”). Pursuant to the Second Amendment, the Company paid a non-refundable $100,000 extension fee and issued 600,000 Common Shares. The shares were issued on June 19, 2012 at a price of $0.89 per share. As of July 31, 2012, the Company had capitalized $3,611,638 in costs as deposits subject to forfeiture related to consideration granted the seller.

The Company did not fully execute the terms of the purchase agreement by September 28, 2012. The Seller assigned 1,120 of the 64,575 net acres stipulated in the initial purchase agreement to the Company in October 2012. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved properties on the Company’s consolidated balance sheet as of April 30, 2013 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense.

On December 18, 2012, the Company and Wevco executed a Settlement and Release Agreement (“Release”). In connection with the execution of the Release the Company issued 225,000 Common Shares to Wevco at $0.38 per share. The Common Shares were issued as follows; 115,965 in consideration for the satisfaction of $44,066 in accrued liabilities due Wevco and 109,035 in consideration for approximately 1,400 acres Wevco assigned to the Company.

BlueRidge Acquisition

On April 17, 2012, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas for $5,308,375 and 560,000 Common Shares, with a closing date of July 1, 2012. Pursuant to the Purchase Agreement, the Company initially agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County and 12,781 acres in Graham County.  The Company also paid $50,000 in irrevocable earnest money to be applied to the purchase price at closing.

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

The JHE Oil and Gas Properties constituted material assets of the Company such that if the Company defaulted under the Edsel Promissory Note and the Edsels satisfied the Company’s obligations under the Edsel Promissory Note by selling the unvested portion of the membership interests, the Company could lose all or a portion of the JHE Oil and Gas Properties. In accordance with terms of the JHE Purchase Agreement, as consideration for the acquisition of JHE from High Plains, the Company entered into the Novation pursuant to which the Company agreed to assume, effective as of the JHE Effective Date, all of High Plains’ obligations and liabilities under the Edsel Promissory Note. The Edsel Promissory Note had an initial principal balance of $7,500,000, $1,000,000 of which was paid at closing as consideration for the acquisition of JHE by the Company, and bore interest at a rate of 5% per annum. At closing, the principal balance of the Edsel Promissory Note was $6,500,000 payable on scheduled installments.

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

On February 8, 2012, the Company made the $2,000,000 December 2011 Payment due to the Edsels under the Edsel Promissory Note.

On February 8, 2012, the Company entered into a First Amendment to Assignment and Novation Agreement and a First Amendment to Membership Interest Pledge and Security Agreement (collectively, the “Edsel Amendments”) pursuant to which the Company agreed to delete provisions from each of the Novation and the Amended Pledge Agreement which provided for, among other items, the vesting, and release from any transfer restrictions, of a corresponding portion of the Company Oil and Gas Properties, as defined in the Novation and Amended Pledge Agreement, once at least fifty percent (50%) of the original principal amount of the Edsel Promissory Note had been paid to the Edsels and thereafter as each further payment of principal was made by the Company to the Edsels under the Edsel Promissory Note.  Except as expressly set forth in the Edsel Amendments, all of the terms and provisions of the Novation and Amended Pledge Agreement were unchanged and remained in full force and effect.

Effective February 8, 2012, the Company entered into an Inter-Creditor Agreement (the “Inter-Creditor Agreement”) with the holders of the February 10% Notes (as defined below – see Financings). The Inter-Creditor Agreement provided for, among other items, (i) the grant to the holders of the 10% Notes of a pledge and security interest in all of the membership interests and assets of JHE, upon termination of the existing pledge and security interest in all of the membership interests and assets of JHE and (ii) the grant on a pro rata basis to the holders of the 10% Notes (based on the ratio of each holder’s investment relative to the aggregate proceeds of the 10% Note Issuance) of a 3.5% overriding royalty interest in certain properties which may be acquired by the Company. (See Financings below for additional information).

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

Financings

On June 15, 2011, the Company closed a private placement of units. Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consisted of one Common Share and one Common Share purchase warrant, which was exercisable to acquire one Common Share at an exercise price of $0.50 through June 15, 2013.

On August 17, 2011, the Company closed a private placement of Common Shares. Under the terms of the private placement, the Company issued 1,440,000 Common Shares at a price of $0.25 per share to “Accredited Investors” (as defined in Rule 501(a) of the United States Securities Act of 1933, as amended (the “Securities Act”).

On September 14, 2011, the Company issued 6% convertible notes (the “6% Notes”) in the total amount of $1,500,000 (the “6% Note Issuance”). The 6% Notes are due and payable on September 14, 2014, with interest at the rate of 6% per annum accruing on the unpaid principal amount, compounded annually. The 6% Notes are convertible at the option of the holder into Common Shares at a conversion price of $1.50 per share.  The 6% Notes are redeemable prior to maturity at the option of the Company and can be repaid  in whole or in part at any time without a premium or penalty, upon 5 business days’ notice; prior to which the holder of the 6% Note may convert the principal and interest into Common Shares.  The proceeds of the 6% Note Issuance went to pay the balance of the $1,500,000 installment due on September 1, 2011 for the Edsel Promissory Note (see Edsel Promissory Note above for more additional information).

On February 8, 2012, the Company issued 10% convertible notes (the “February 10% Notes”) in the aggregate principal amount of $2,750,000 (the “February 10% Note Issuance”), subject to the terms of the Inter-Creditor Agreement (as defined above).  The February 10% Notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be prepaid by the Company at any time without the prior written consent of the holders.  The February 10% Notes were due and payable on February 8, 2013 (the “10% Maturity Date”) or at the election of the applicable holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the applicable holder’s February 10% Note (based on the ratio of the principal amount of such holder’s February 10% Note relative to the aggregate principal amount of all the February 10% Notes); (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the February 10% Notes).  The February 10% Notes were convertible at the option of the holders into Common Shares at the 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the February 10% Note Issuance were used to make the December 2011 Edsel Payment and the balance of the proceeds of the February 10% Note Issuance were used for other general corporate purposes. (See Edsel Promissory Note above for additional information.) The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000.  The Company is in default and is unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes.

On March 14, 2012, the Company issued 10% convertible notes (the “March 10% Notes”) for cash in the aggregate principal amount of $500,000 (the “March 10% Note Issuance”), subject to the terms of the Addendum (as defined below).  The March 10% Notes accrued interest at the rate of 10% per annum on the unpaid principal balance and could be repaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes were due and payable on March 14, 2013 (the “March 10% Maturity Date”) or at the election of the holder on the earlier of (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000, which excess amount shall be applied to the principal balance of the holder’s March 10% Note; (ii) the sale or partial sale of JHE; (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default (as defined in the March 10% Notes).  The March 10% Notes were convertible at the option of the holder into Common Shares at the March 10% Maturity Date or upon the occurrence of one or more of the triggering events set forth in clauses (i), (ii), and (iii) above, at a conversion price of $1.50 per share. The proceeds of the March 10% Notes were used to pay the Wevco Signing Bonus.  The balance of the proceeds of the March 10% Notes were used for other general corporate purposes.

Effective March 14, 2012, the Company entered into an Addendum to March 2012 Convertible Note Subscription Agreement (the “Addendum”) with the holder of the March 10% Notes. The Addendum provided for, among other items, the Company to use its best efforts to (i) the grant to the holder of the March 10% Notes of a subordinated security interest in JHE, upon termination of the then existing pledge and security interest JHE and any creditor with a senior security interest or right to a security interest in JHE existing as of the date of the Addendum; (ii) grant a security interest in the Company’s interest in certain oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas; and (iii) upon issuance of the Pina Bonus Shares (as defined below in Item 11. “Executive Compensation”), under the terms of the Pina Employment Agreement (as defined below in Item 11. “Executive Compensation”), as may be amended from time to time, Pina would pledge the Pina Shares (as defined below in Item 11. “Executive Compensation”) to secure payment of the March 10% Notes.

As of April 30, 2012, the Company issued 4,800,000 Common Shares in connection with the exercise of 4,800,000 share purchase warrants at $0.50 per share. The Company received $2,400,000 in proceeds of which $1,200,000 was received in April 2012 and $1,200,000 in May 2012.   The warrants had been issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one Common Share and one Common Share purchase warrant, exercisable to acquire one Common Share at an exercise price of $0.50 through June 15, 2013.

On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit. Each unit consisted of one Common Share and one half Common Share purchase warrant, each full warrant exercisable to purchase one Common Share at $2.75 for a period of three years. $750,000 was raised by the Company in the private placement. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

Strategy

Our primary objective is to increase our net asset value, and cash flow through acquisitions, exploration, development, and exploitation of oil and gas properties.

The four key components of our growth strategy are:

●	Identification and acquisition of strategic assets.

●	Utilization of strategic partners.

●	Cost effective implementation of operations.

●	Increase cash flows from existing properties.

On-Going Activities

Texas

The Company owns a variety of non-operated working interests and overriding royalty interests in approximately 73 producing wells in Texas.  The interests range from less than 1% up to approximately 5% in each well.   The wells are located in the following areas:  Permian Basin, Eagle Ford Shale, Pearsall Field, Giddings Field & the Woodbine Field.  The wells are operated by Apache (Permian), Chesapeake (Eagle Ford Shale), CML (Giddings, Pearsall & Permian), Leexus (Giddings) and Woodbine Acquisitions (Woodbine).   As of April 30, 2013, the Company had approximately 430 net leased acres in Texas.

Kansas

The Company operates 2 wells in Kansas.  The Company owns a 25% working interest (approximately 20% net revenue interest) before payout and a 43.75% working interest (approximately 35% net revenue interest) after payout in both wells which are located in Trego County.  As of April 30, 2013, the Company had approximately 13,998 net leased acres in Kansas.  Approximately 1,480 are located in Trego County and approximately 12,518 are located in Sheridan County.  There are multiple potential pay zones of interest with the primary zones of interest being the Arbuckle, Marmaton & Lansing-Kansas City ranging from approximately 3,200 feet to approximately 4,300 feet in depth.

Reserves

During the year ended April 30, 2013, our proved reserves in BOE and PV-10 decreased approximately 28%, while our proved reserves in PV-10 increased 9%, from April 30, 2012.  Additional information about our reserves and the calculation of reserves may be found in Item 2. “Properties”.

Contemplated Activities

We are continually evaluating other drilling and acquisition opportunities for possible participation. The absence of news and/or press releases should not be interpreted as a lack of development or activity.  Generally, at any one time, we are engaged in various stages of evaluation in connection with one or more drilling or acquisition opportunities. Unless required by applicable law, our policy is generally to not disclose the specifics of any such opportunity until such time as that transaction is finalized, and we have entered into a definitive agreement regarding the same and then, only when such transaction is material to our business. Similarly, we do not speculate on the outcome of such ventures until the drilling, production or other results are available and have been verified by us.

We may alter or vary all or part of these contemplated activities based upon changes in circumstances, including, but not limited to, unforeseen opportunities, inability to negotiate favorable acquisitions, farmouts, joint ventures, or divestitures, commodity prices, lack of cash flow, lack of funding, and/or other events which we are not able to anticipate.

Segment Information and Major Customers

Industry segment

We are engaged only in the upstream segment of the oil and gas industry, which comprises exploration, production, and development for and of crude oil and natural gas. While we operate a small number of oil wells, we do not own or operate any gas gathering or processing plant facilities nor do we possess sufficient volume on any pipeline to market our product to end users. All of our operations are conducted in the United States. Consequently, we presently report under a single industry segment.

Markets

We are a small company and, as such, have no impact on the market for our product and little control over the price received. Markets for crude oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including other sources of production, competitive fuels and proximity and capacity of pipelines or other means of transportation, seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our oil and natural gas production is sold at prevailing wellhead prices, subject to additional charges customary to an area.

The oil and gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and natural gas products temporarily. Additionally, catastrophic events, such as hurricanes or other supply disruptions, may also temporarily increase the demand for oil and gas supplies from areas unaffected by supply disruptions. Such events and their impacts on oil and gas commodity prices may cause fluctuations in quarterly or annual revenue and earnings.

Major Customers

During the year ended April 30, 2013, approximately 89% of our oil and natural gas production revenues were received from sales through two operators.  In the case of bankruptcy of either of these operators it has been estimated that the reduction in annual revenue could be significant. We do not anticipate the loss of either of these operators, however, cessation of service would cause a material adverse impact on the Company’s results from operations.

Competition

The oil and gas industry is a highly competitive and speculative business. We encounter strong competition from major and independent oil companies in all phases of our operations. In this arena, we must compete with many companies having financial resources and technical staffs significantly larger than our own. Rather than incur the time and expense to develop in-house capability, we chose to enter joint ventures with other companies having such resources to accelerate our efforts. Competition is intense with respect to acquisitions and the purchase of large producing properties. Due to the limited capital resources available to us, we have historically focused our operations on relatively smaller projects and/or participating with other oil and gas companies. Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Government Regulations

Our company is affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, taxes, allowable rates of production and the plugging and abandonment of wells, the subsequent rehabilitation of the well site locations, occupational health and safety, control of toxic substances, and other matters involving environmental protection. These laws are continually changing and, in general, are becoming more restrictive. We have expended, and expect to expend in the future, significant funds to comply with such laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and result in an increase in our costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Employees

As of April 30, 2013, the Company had three full time employees.

Environmental Matters

We are subject to various federal, state, regional and local laws and regulations related to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, may impose a liability on the owner or the lessee for the cost of pollution cleanup resulting from operations, subject the owner or lessee to a liability for pollution damages, require the suspension or cessation of operations in affected areas and impose restrictions on injection into subsurface formations in order to prevent the contamination of ground water.

While the Company may engage in hydraulic fracturing activities, this method of stimulating oil and gas production has been in use since the 1940s, and is a common and proven technology used in exploration and production by the oil and gas industry in all oil and gas producing states without any known or significant risks to the environment. In this regard, it should be noted that the Environmental Protection Agency amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection.” Furthermore, each state has comprehensive laws and regulations to provide for safe well construction practices and operations to ensure the protection of drinking water sources. To our knowledge, the Company is, and remains, in compliance with all federal, state, regional and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. With regards to the magnitude of our use of hydraulic fracturing of oil & gas wells, the Company holds a minority interest in a number of wells that are under the management and control of far larger companies who apply various stimulation strategies. With these small interests, in the unlikely event that a containment failure were to occur on a single well, it is not likely that the event would have a material financial or operational impact on the Company.

Potential environmental effects may also arise from the use of disposal and injector wells. We hold a working interest in seven disposal and seven injector wells, nine of which we operate, the remaining of which are owned and operated by third parties whose disposal practices are outside of our control.

Although environmental requirements do have a substantial impact upon the energy industry, these requirements do not appear to affect us any differently than other companies in this industry who operate in a given geographic area. We are not aware of any environmental claims which could have a material impact upon our financial condition, results of operations, or cash flows. Such regulations have increased the resources required and costs associated with planning, designing, drilling, operating and both installing and abandoning oil and natural gas wells and facilities. We maintain insurance coverage that we believe is customary in the industry.

Item 1A. Risk Factors

While we acknowledge that we have certain risk factors, “smaller reporting companies” are not required to provide information under this Item. Therefore, the absence of reporting under this Item should not be construed to indicate that we have no risk factors. Instead, we recognize that we have the same or similar risk factors as other comparable companies within our industry, especially companies with similar market capitalization and/or employee census.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties

Executive Offices

We do not own any real property.  We currently maintain our corporate office at 7065 Confederate Park Road, Suite 102, Fort Worth, Texas. We pay $1,300 per month.

Oil and Gas Properties

Producing Properties: Location and Impact

As of April 30, 2013, we owned a working interest in 75 gross producing wells in two states.

State and Well Information

Texas County	Producing Wells*	Net Well Count
Texas	73.00	1.25
Kansas	2.00	.075
Total*	75.00	1.30

*Does not include interests in saltwater disposal wells.

Production

Specific production data relative to our oil and natural gas producing properties can be found in the Results of Operations table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Oil and Gas Reserves

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and Securities and Exchange Commission (“SEC”) guidelines. The accuracy of a reserve estimate is a function of:

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

The estimates of proved reserves materially impact depreciation, depletion and amortization expense. If the estimates of proved reserves decline, the rate at which we record depreciation and depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves, PV-10, and a reconciliation of PV-10 to the Standard Measure as of April 30, 2013. See Note 12 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of Standard Measure and PV-10 are based on the 12-month average of the first day of the month pricing of $88.67 per Bbl of West Texas Intermediate posted oil price and $3.12 per MMBtu Henry Hub spot natural gas price from May 1, 2012 through April 1, 2013.  Our estimated total proved reserves of oil and natural gas as of April 30, 2013 were 51,940 BOE, made up of 92% oil and 8% natural gas and natural gas liquids. The proved developed portion of total proved reserves at year end 2013 was 73%. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“BOE”).

	OIL (BBLS)	GAS (MCF)	BOE	Percent (%)	PV-10
Proved Developed	34,190	22,480	37,937	73	$1,705,300
Proved Non Producing	5,360	1,570	5,622	11	278,440
Proved Undeveloped	8,030	2,110	8,382	16	355,940

Total Proved	47,580	26,160	51,940	100%	$2,339,680

Standardized measure of discounted future net cash flows					$2,339,680

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

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance.  All of our reported oil and natural gas reserves have been estimated as of April 30, 2013, by the LaRoche Petroleum Consultants, Ltd. (“LRPC”) of Richardson, Texas.  As of April 30, 2013, LRPC estimated reserves for all properties owned by the Company, which were located in Texas, comprising 100% of the PV-10 of our oil and gas reserves as of that date.  LRPC is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over thirty years.  The average experience level of the staff at LPRC exceeds 35 years with major and independent oil company backgrounds.  LRPC is employee-owned and maintains offices in Richardson, Texas.  The office of LRPC that prepared our reserves estimates is registered in the state of Texas (License # 45012).  LRPC prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells.  Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas.  This information was reviewed by S. Jeffrey Johnson, our President and Chief Executive Officer, to ensure accuracy and completeness of the data prior to and after submission to LRPC.   Mr. Johnson has worked in the oil and gas industry for over 25 years and has been a chief executive of a public oil and gas company for over nine years.

The report of LRPC dated August 7, 2013, which contains further discussions of the reserve estimates and evaluations prepared by LRPC as well as the qualifications of LRPC’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1.

Technologies Used in Preparation of Proved Reserves Estimates

All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods used are limited to decline curve analysis which utilized extrapolations of historical production and pressure data available through April 30, 2013.  The data used in this analysis was obtained from public data sources and was considered sufficient for calculating producing reserves.  The proved undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public data sources that were available through April 30, 2013.

Oil and gas reserves and the estimates of the present value of future net revenues were determined based on prices and costs as prescribed by SEC and Financial Accounting Standards Board (“FASB”) guidelines.  Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received.  Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.  Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and FASB, which require that reserves estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for 2013 and 2012. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Year Ended April 30,
	2013	2012
Production
Oil (Bbls)	7,469	9,792
Gas (Mcf)	8,995	51,036
Total (BOE)	8,968	18,298
Total (BOE/d)	25	50
Average prices
Oil (per Bbl)	$102.50	$77.49
Gas (per Mcf)	5.25	3.59
Total (per BOE)	$90.63	$51.49
Production Costs per BOE	$8.06	$4.41

Drilling Activity

The following table sets forth information on our drilling activity for the last year. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Gross	Net
Exploratory Wells:
Productive	3.0	0.48
Dry	-	-
Total	3.0	0.48

Of the 3 gross (.48 net) wells drilled in 2013, all were completed as of April 30, 2013.

Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, two wells are currently being drilled by Woodbine Acquisitions.  As a non-operator, we are unaware of drilling activity until we receive an AFE.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs, or gas in the near future under existing agreements.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at April 30, 2013. Wells are classified as natural gas or oil according to their predominant production stream.

	Gross	Net
Oil	69.00	1.25
Gas	6.00	0.75
Total	75.00	1.30

Acreage

The following table summarizes our developed and undeveloped acreage as of April 30, 2013.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Texas	24,962	275	19,026	155	43,988	430
Kansas	160	40	13,958	13,958	14,118	13,998
Total	25,122	315	32,984	14,113	58,106	14,428

Item 3. Legal Proceedings.

Other than as listed below, we know of no material, active, or pending legal proceeding against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Landers

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November 2010, and it became final and non-appealable in December 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed, and Orbis has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.  In December 2012, a dismissal without prejudice judgment related to the Landers #1 litigation was executed.

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”).  Cottonwood alleges breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the Company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”).  Cottonwood filed the complaint after the Company terminated the Cottonwood Purchase Agreement after the Company determined that Cottonwood had options to title to less than 12,908.46 net acres, and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood was seeking damages of at least $4,324,180. On May 31, 2013 a mutual release and settlement agreement was executed by all parties. In connection therewith, the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013.

Greene Litigation

On March 6, 2012, the Company entered into an agreement (the “Greene Agreement”) to purchase certain interests in 6,518 acres of land in Kansas for a total purchase price of $9,125,200.  Pursuant to the Greene Agreement, Circle Star delivered a non-refundable $50,000 deposit to the sellers. The deposit was to be applied to the purchase price upon closing.

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Greene Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of the deposit, pursuant to the termination of the Greene Agreement. Circle Star terminated the Greene Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Greene litigation was settled. The settlement agreement stipulated that Circle Star was to receive $32,500 of the initial deposit from the sellers net of legal fees. The execution of the settlement agreement constitutes a termination of the litigation. The remaining balance of the deposit $17,500 has been charged to impairment expense as of April 30, 2013. On December 11, 2012 we received $22,922 in cash net of legal fees of $9,578 related to the settlement of this matter.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is traded on the OTCBB under the ticker symbol “CRCL.”  The Company had previously been trading under the symbol “DTLV” but changed its ticker symbol to “CRCL” effective July 1, 2011.

PERIOD	LOW ($)	HIGH ($)
First Quarter 2011	0.005	0.005
Second Quarter 2011	0.005	0.10
Third Quarter 2011	0.10	0.13
Fourth Quarter 2011	0.13	0.50
First Quarter 2012	0.50	2.25
Second Quarter 2012	1.87	2.00
Third Quarter 2012	1.87	2.15
Fourth Quarter 2012	2.00	2.75
First Quarter 2013	0.46	2.38
Second Quarter 2013	0.15	0.65
Third Quarter 2013	0.18	0.48
Fourth Quarter 2013	0.07	0.36

The closing price per share for our common stock on August 9, 2013, as reported by the OTCBB was $0.03.

Holders of our Common Stock

On August 13, 2013, the shareholders’ list of our common stock had 68 registered shareholders and 50,137,916 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our Board.

Securities Authorized for Issuance Under Equity Compensation Plan

On July 6, 2011, the Company’s Board of Directors adopted the 2011 Stock Option Plan.  The Plan is subject to ratification by shareholders at the Company’s next annual meeting for the purpose of qualifying the issuance as incentive stock options.

Pursuant to the Plan, options to purchase shares of common stock and/or stock grants of the Company's stock may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options and/or grants may be granted under the Plan may not exceed 3,000,000 shares of common stock of the Company.  The Plan permits the Company to grant both incentive and non-incentive stock options and requires each such grant to be evidenced by a stock option agreement, which shall be subject to the applicable provisions of the Plan.

The following table sets forth information regarding our equity compensation plans as of April 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	350,000	0.50	2,650,000
Total	350,000	-	2,650,000

On July 11, 2011, the Company granted 350,000 stock options granted to G. Jonathan Pina, the former Chief Financial Officer of the Company, which vested over a three-year period. Mr. Pina’s options were forfeited on July 23, 2013, 90 days after his resignation from the company

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide this information.

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

Critical Accounting Policies and Estimates

See Note 3 to the consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

Results of Operations

The following table sets forth summary information regarding oil and gas revenues, production, average product prices and average production costs and expenses for the fiscal years ended April 30, 2013 and April 30, 2012, respectively.  We had no oil and gas operations prior to the fiscal year beginning May 1, 2012. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE do not assume price equivalency and, given price differentials, the price for a BOE for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Year Ended April 30,
	2013	2012
Revenues
Oil	$765,548	$758,798
Gas	47,214	183,352
Total oil and gas sales	$812,762	$942,150
Production
Oil (Bbls)	7,469	9,792
Gas (Mcf)	8,995	51,036
Total (BOE)	8,968	18,298
Total (BOE/d)	25	50
Average prices
Oil (per Bbl)	$102.50	$77.49
Gas (per Mcf)	5.25	3.59
Total (per BOE)	$90.63	$51.49
Costs and expenses (per BOE)
Lease operating (1)	$8.06	$4.41
Severance and production taxes	5.09	2.75
Exploration	8.99	5.04
Impairment	530.64	211.01
General and administrative	470.50	316.79
Depreciation, depletion, and amortization	44.19	31.48

 (1)              Includes ad valorem taxes.

Oil and Gas Sales

Oil and gas sales were $812,762 for the fiscal year ended April 30, 2013, compared to $942,150 for the fiscal year ended April 30, 2012.  The decrease in sales was attributable to decreased production related to natural decline curves in our wells and the disposition of Encana assets (primarily gas) offset by increases in realized prices.  In the fiscal year ended April 30, 2013, the average price we received for our production was $90.63 per BOE, compared to $51.49 per BOE for the fiscal year ended April 30, 2012.  We believe that revenues should increase during the fiscal year ending April 30, 2014 as we implement our operating plan.

Net Loss

Net loss for the fiscal year ended April 30, 2013 was $10,812,694, or $0.27 per basic and diluted share, compared to a net loss of $11,078,248, or $0.34 per basic and diluted share for the fiscal year ended April 30, 2012.  Net loss per basic and diluted share decreased in the fiscal year ended April 30, 2013 over the fiscal year ended April 30, 2012 primarily due to lower total general and administrative expenses resulting from our cost cutting efforts in the fourth quarter of 2013, offset by impairment charges.  We believe that we will continue to incur net losses during the fiscal year ending April 30, 2014, although they will decrease as we have already taken significant impairment charges.

Oil and Gas Production

Production for the fiscal year ended April 30, 2013 totaled 8,968 BOE (25 BOE/d), compared to 18,298 BOE (50 BOE/d) for the fiscal year ended April 30, 2012.  Production for the fiscal year ended April 30, 2013 was 83% oil and 17% natural gas, as compared to 54% oil and 46% natural gas for the fiscal year ended April 30, 2012.  The decrease in production in the fiscal year ended April 30, 2013 is primarily the result of the disposition of the Encana assets and the natural decline curves in our wells which were partially offset by new production coming online.  We believe that production may increase during the fiscal year ending April 30, 2014 as we begin to implement our operating plan.

Lease Operating Expense

Our lease operating expenses (“LOE”) were $72,248 for the fiscal year ended April 30, 2013, compared to $80,723 for the fiscal year ended April 30, 2012. The decrease in LOE for the fiscal year ended April 30, 2013 was attributable primarily to the disposition of the Encana assets.

The following table summarizes LOE per BOE for the years ended April 30, 2013 and April 30, 2012, respectively.

	Year Ended April 30,
	2013	2012
Non-op LOE	$7.22	$3.59
Ad valorem taxes	0.84	0.83
Total	$8.06	$4.42

Severance and Production Taxes

Our severance and production taxes for the fiscal year ended April 30, 2013 were $45,668 or 5.6% of revenues, compared to $50,334 or 5.3% of revenues for the fiscal year ended April 30, 2012. The decrease in severance and production taxes was primarily due to the sale of the Encana assets.  We believe that production and severance taxes may increase during the fiscal year ending April 30, 2014 as a result of the implementation of our operating plan.

Exploration Expense

We recorded $80,579 of exploration expense for the fiscal year ended April 30, 2013, compared to $92,247 for the fiscal year ended April 30, 2012. Exploration expense for the fiscal year ended April 30, 2013 was primarily related to geological and geophysical services incurred for the acquisition of leases in Kansas.  We believe that exploration expenses may increase during the fiscal year ending April 30, 2014 as we implement our operating plan.

Impairment

We review our long-lived assets, including proved and unproved oil and gas properties accounted for under the successful efforts method of accounting. For the fiscal year ended April 30, 2013, our total impairment expense was $4,758,812, compared to $3,861,083 for the fiscal year ended April 30, 2012.  In 2013, included in impairment expense was approximately $3,500,000 related to the forfeiture of non-refundable lease deposits, approximately $950,000 related to acreage transferred in connection with the settlement of litigation, and approximately, $250,000 recorded in connection with expiring leased acreage. In 2012, $3,397,693 was related to the acquisition of JHE and based on the fair value of assets acquired and the remaining $463,390 related to the acquisition of the Redfish Properties and was a result of the evaluation of carrying value of oil and gas properties at year-end.  We do not believe that our assets will be subject to further impairment during the fiscal year ending April 30, 2014 due to the expected future increase in both oil and gas prices.

General and Administrative Expenses

Our general and administrative expenses (“G&A”) decreased to $4,219,407 in the fiscal year ended April 30, 2013 from $5,796,640 in the fiscal year ended April 30, 2012. Of the $4,291,407 in G&A costs for fiscal year ended 2013, $2,289,537 was non-cash related compared to $4,099,558 in non-cash related expenses in the fiscal year ended 2012. The decrease in G&A is primarily due to reduction in share based compensation and reduced professional fees.  We expect G&A expenses to decrease during the fiscal year ending April 30, 2014 as we continue to implement cost cutting initiatives.

The following table summarizes G&A.

	Year Ended April 30,
	2013	2012
Share-based compensation	$2,289,537	$4,099,558
Professional fees	894,423	1,018,357
Salaries and benefits	643,667	377,348
Other	391,780	301,377
Total	$4,219,407	$5,796,640

Depreciation, Depletion and Amortization Expense

Our depreciation, depletion and amortization expense (“DD&A”) was $396,319 in the fiscal year ended April 30, 2013 and $575,990 in the fiscal year ended April 30, 2012.  The decrease in DD&A is attributable primarily to a decrease in production.  Production on a BOE equivalent basis was 8,968 during the year ended April 30, 2013, a decrease of 9,330 or 51% on a BOE basis when compared to the fiscal year ended April 30, 2012.

Interest Expense, net

Our interest expense, net, was $1,556,881 for the fiscal year ended April 30, 2013 and $1,693,084 for the fiscal year ended April 30, 2012. This decrease was the result of lower average notes payable balance outstanding during the year ended April 30, 2013.

Purchase or Sale of Equipment

To date there have not been any purchases or sales of equipment except as associated with our acquisitions and / or development of oil and gas properties.  We may acquire other equipment in connection with our oil and gas business.

Liquidity and Capital Resources

We generally rely on cash generated from operations and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings will be available on acceptable terms, or at all, in the foreseeable future.

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

Due to this doubt about our ability to continue as a going concern, management was open to new business opportunities which may prove more profitable to the shareholders of the Company.  Historically, we have been able to raise a limited amount of capital through private placements of debt and equity.  However, we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue operations, our business may fail and our stockholders may lose some or all of their investment.

Liquidity

We define liquidity as year-end net cash and cash equivalents. We had $125,109 and $60,626 of liquidity at April 30, 2013 and 2012, respectively.

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance, short term debt obligations, and our capital spending program. At April 30, 2013, we had a working capital deficit of $4,167,097, compared to a working capital deficit of $3,163,141 at April 30, 2012. The change in working capital for the fiscal year ended April 30, 2013 is primarily attributable to capital expended on G&A, drilling, operations, and acquisition support.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted.

	2013	2012
Cash flows used in operating activities	$(1,359,795)	$(625,707)
Cash flows provided by (used in) investing activities	611,724	(1,757,928)
Cash flows provided by financing activities	812,554	2,437,565
Net increase in cash and cash equivalents	$64,483	$53,930

For fiscal years ended April 30, 2013 and April 30, 2012, our primary sources of cash were from financing activities and proceeds related to advances received from our working interest partners.  In 2013 net cash received of $812,554 was primarily comprised of advances from our working interest partners. In 2012 net cash received from financing activities was $2,437,565. Proceeds were used to fund drilling activity and debt repayment during the fiscal years ended April 30, 2013 and 2012, respectively.

Operating Activities

For the fiscal year ended April 30, 2013, cash flows used in operating activities increased by $734,088 to $1,359,795 from cash flows used in operating activities of $625,707 in the fiscal year ended April 30, 2012, primarily due to an increase in G&A expenses, excluding the impact of share-based compensation, impairment expense, amortization of debt discount associated with our convertible notes payable, and other non-cash adjustments.

Investing Activities

Cash from investing activities was $611,724 during the fiscal year ended April 30, 2013 as compared to cash used in investing activities of $1,757,928 for the fiscal year ended April 30, 2012, The increase in cash provided by investing activities during 2013, relates to increased amounts received from our working interest partners during the fiscal year, coupled with significant decreases in acquisition costs.  The majority of our cash flows used in investing activities for the fiscal years ended April 30, 2013 and April 30, 2012 have been used for drilling and acquisitions in Texas and Kansas.

The following table is a summary of capital expenditures related to our oil and gas properties.

	Year Ended April 30,
	2013	2012
JHE Holdings	$-	$(1,000,000)
Redfish Prospect	-	(193,717)
Leasehold	(223,945)	(334,328)
Proceeds received from working interest partners	1,239,629	-
Cash from investment	12,535	5,449
Distributions in connection with working interest partners	(416,495)	-
Other	-	(225,332)
Total	$611,724	$(1,757,928)

Financing Activities

We received $1,950,000 from the issuance of common stock and the receipt of cash related to warrants exercised during the prior fiscal year, and we received $125,000 from the issuance of convertible notes.  In Fiscal 2012, we had borrowings of  $4,750,000.  We repaid a total of $1,250,000 of outstanding notes fiscal year ended April 30, 2013, as compared to $5,000,000 during the fiscal year ended April 30, 2012.

2014 Capital Expenditures

We caution that we cannot reasonably estimate what our expenditures for the coming fiscal year will be; however, we will attempt to participate in all activities which will allow us to maintain our current level of participation and ownership interests. We are continually evaluating drilling and acquisition opportunities to continue to grow our asset base with the goal to potentially increase our cash flows.

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

Subsequent Events

On May 1, 2013, Mr. Johnson, our Chief Executive Officer, transferred his ownership of the net profits interest on JHE to an unrelated third party.

On May 31, 2013, a mutual release and settlement agreement was executed between the Company and Cottonwood Natural Resources, Ltd. In connection therewith, the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013. This mutual release indicates the end settlement of litigation between the two parties as described elsewhere herein.

On June 19, 2013, we borrowed $50,000 under the terms of our 10% September 14, 2014 convertible note payable agreement.

On various dates in May, June and July 2013, the holders of our 10%, September 14, 2014 notes converted $82,838 in principal into 2,296,748 shares of our common stock.

On or about July 1, 2013, we issued 3,917,764 shares of our common stock to officers and employees of the Company in connection with the extinguishment of accrued salaries and payroll related liabilities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Circle Star Energy Corp.

We have audited the accompanying consolidated balance sheet of Circle Star Energy Corp. and Subsidiaries. as of April 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Star Energy Corp. as of April 30, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and used cash in operating activities of $10,812,694 and $1,359,795, respectively, for the year ended April 30, 2013, and the Company had an accumulated deficit and stockholders’ deficit of $22,061,177 and $2,317,347, respectively, and a working capital deficit of $4,167,097 at April 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants
Boca Raton, Florida
August 8, 2013

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle Star Energy Corporation and subsidiaries as of April 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Dallas, Texas
August 13, 2012

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
April 30,

	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$125,109	$60,626
Trade accounts receivable	128,117	153,872
Warrant subscriptions receivable	-	1,200,000
Prepaid expenses and other assets	42,840	13,972
Total Current Assets	296,066	1,428,470
Oil and gas properties at cost, using the successful efforts method, net	3,013,247	5,955,129
OTHER ASSETS:
Investment in partnership	167,215	167,215
Furniture and fixtures, net	-	6,596
Total Other Assets	167,215	173,811
Total Assets	$3,476,528	$7,557,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$678,292	$253,759
Accrued liabilities	334,464	6,447
Bank overdrafts	-	409,544
Salaries and taxes payable	197,046	3,081
Due to related party	-	24,521
Interest payable	436,890	86,472
Seller note payable	-	1,500,000
Derivative liabilities associated with convertible notes	63,671	-
Convertible notes payable, net of unamortized discount	2,752,800	2,307,787
Total Current Liabilities	4,463,163	4,591,611
Convertible notes payable, net of unamortized discount	1,330,712	1,207,379
Total Liabilities	5,793,875	5,798,990
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 44,173,404 and 35,693,571 common shares issued and outstanding at April 30, 2013 and April 30, 2012, respectively.	44,174	35,694
Additional paid in capital	19,699,656	12,971,209
Accumulated deficit	(22,061,177)	(11,248,483)
Total Stockholders’ Equity (Deficit)	(2,317,347)	1,758,420
Total Liabilities and Stockholders’ Equity (Deficit)	$3,476,528	$7,557,410

See accompanying notes to consolidated financial statements.

CIRCLE STAR ENERGY CORP.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2013	2012
Revenues:
Oil sales	$765,548	$758,798
Gas sales	47,214	183,352
Total Revenues	812,762	942,150

Operating Expenses:
Lease operating	72,248	80,723
Severance and production taxes	45,668	50,334
Depreciation, depletion, and amortization	396,319	575,990
Impairment of oil gas properties	4,758,812	3,861,083
Exploration	80,579	92,247
General and administrative	4,219,407	5,796,640
Total Operating Expenses	9,573,033	10,457,017
Operating Loss	(8,760,271)	(9,514,867)
Other Income (Expense):
Interest expense	(1,556,881)	(1,693,084)
Equity in earnings of unconsolidated affiliates	(11,671)	35,060
Change in fair value of derivative liability	23,001	-
Losses in connection with conversion of and settlement of debt and accrued liabilities	(465,046)	-
Loss on sale of assets	(89,847)	-
Gains in connection with forgiveness of debt and accrued liabilities	48,021	-
Miscellaneous income	-	94,643
Net Loss	$(10,812,694)	$(11,078,248)

Net Loss Per Share: Basic and Diluted	$(0.27)	$(0.34)

Weighted Average Shares Outstanding: Basic and Diluted	40,714,604	32,824,106

See accompanying notes to consolidated financial statements.

CIRCLE STAR ENERGY CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, April 30, 2011	41,400,000	$41,400	$13,600	$(97,800)	$(42,800)

Net loss	-	-	-	(11,078,248)	(11,078,248)
Partner distributions	-	-	-	(72,435)	(72,435)
Common stock issued for cash	6,240,000	6,240	1,553,760	-	1,560,000
Common stock issued upon exercise of warrants	4,800,000	4,800	2,395,200	-	2,400,000
Common stock issued for acquisition of JHE assets	1,600,000	1,600	398,400	-	400,000
Cancellation of contributed shares	(19,550,000)	(19,550)	19,550	-	-
Share-based compensation expense	-	-	4,099,558	-	4,099,558
Beneficial conversion features on convertible notes payable	-	-	1,561,666	-	1,561,666
Common stock issued for acquisition of Redfish Prospect working interest	203,571	204	380,475	-	380,679
Common stock issued for acquisition of WEVCO leases	1,000,000	1,000	2,549,000	-	2,550,000

Balances, April 30, 2012	35,693,571	$35,694	$12,971,209	$(11,248,483)	$1,758,420

Net loss	-	-	-	(10,812,694)	(10,812,694)
Share-based compensation expense	2,054,833	2,055	2,287,528	-	2,289,583
Common stock and warrants issued for cash	500,000	500	749,500	-	750,000
Common stock issued for lease acquisitions	3,320,035	3,320	2,399,421	-	2,402,741

Common shares issued in connection with debt conversion, modification and conversion of accounts payable and accrued liabilities	2,604,965	2,605	1,291,998	-	1,294,603

Balances, April 30, 2013	44,173,404	$44,174	$19,699,656	$(22,061,177)	$(2,317,347)

See accompanying notes to consolidated financial statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2013	2012
Cash flows from operating activities
Net loss	$(10,812,694)	$(11,078,248)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and depletion expense	396,319	575,990
Amortization of discount on notes payable	1,147,742	1,309,296
Exploration expense	80,579	92,247
Share-based compensation	2,289,537	4,099,558
Impairment of oil and gas properties	4,758,812	3,861,083
Equity in earnings of unconsolidated affiliates	(89)	(35,060)
Change in fair value of derivative liabilities	(23,001)	-
Losses in connection with conversion of and settlement of debt and accrued liabilities	465,046	-
Loss on sale of oil and gas properties	89,847	-
Gains in connection with forgiveness of debt and accrued liabilities	(48,021)
Changes in operating assets and liabilities
Trade accounts receivable	19,848	114,203
Prepaid expenses and other assets	(22,961)	(11,695)
Accounts payable	643,905	(58,625)
Accrued liabilities	(495,118)	6,447
Bank overdrafts	(409,544)	409,544
Salaries and taxes payable	193,965	3,081
Interest payable	366,033	86,472
Net cash used in operating activities	(1,359,795)	(625,707)
Cash flows provided by (used in) investing activities
Acquisitions of oil and gas properties	(223,945)	(1,529,800)
Proceeds received from working interest partners	1,239,629	-
Distributions to working interest partners	(416,495)	-
Distributions from equity method investees	12,535	5,449
Capital expenditures	-	(233,577)
Net cash provided by (used in) investing activities	611,724	(1,757,928)
Cash flows from financing activities
Partner distributions	(12,446)	(72,435)
Proceeds from the issuance of common stock	750,000	2,760,000
Subscription proceeds received - warrants	1,200,000	-
Payments on note issued to seller	(1,250,000)	(5,000,000)
Proceeds from convertible notes	125,000	4,750,000
Net cash provided by financing activities	812,554	2,437,565
Net increase in cash	64,483	53,930
Cash
Beginning of year	60,626	6,696
End of year	$125,109	$60,626

See accompanying notes to consolidated financial statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2013	2012
Supplemental Cash Flow Information:
Cash paid for interest	$33,453	$297,316
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$250,000	$-
Common stock issued for acquisition of WEVCO leases	$578,460	$2,550,000
Common stock issued for acquisition of Blue Ridge leases	$1,827,700	$-
Common stock issued for settlement of WEVCO liabilities	$41,040	$-
Common stock issued for settlement of accounts payable	$123,500	$-
Common stock issued in connection with Debt Conversion	$1,278,189	$-
Common stock issued for acquisition of Redfish Prospect working interest	$-	$380,679
Common stock issued for acquisition of JHE assets	$-	$400,000
Promissory note assumed for acquisition of JHE assets	$-	$5,517,536
Beneficial conversion feature on notes payable	$-	$1,561,666

See accompanying notes to consolidated financial statements.

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 and 2012

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Circle Star Energy Corp. (a Nevada Corporation) is a Fort Worth based independent exploration and production company engaged in the acquisition and development of oil and natural gas properties and production of oil and natural gas in the United States.

NOTE 2—GOING CONCERN

At April 30, 2013, we had cash and cash equivalents of $125,109 and a working capital deficit of $4,167,097.  For the year ended April 30, 2013, we had a net loss of $10,812,694 and an operating loss of $8,760,271 including an impairment of long-lived assets (see Note 7) of $4,758,812.  Cash used in operations was $1,359,795.

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

There can be no assurance that financing will be available to us when needed or, if available, or that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets over the past two years have had a significant material adverse impact on access to capital and credit for many companies. Considering our financial condition, we may be forced to issue debt or equity at less favorable terms than would otherwise be available.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining capital and financing for its operations.  If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Circle Star and our wholly-owned subsidiaries, JHE Holdings, LLC, a Texas limited liability company (“JHE”), and Circle Star Operating Corp., a Nevada corporation (“CSOP”).   All material inter-company transactions and accounts have been eliminated in consolidation.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates under different assumptions and conditions.  Significant estimates are required for,  proved oil and gas reserves,  the valuation of derivative liabilities, share based compensation, and deferred tax assets.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit are not in excess of federally insured limits at April 30, 2013 and 2012, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and long-term debt approximate fair value, as of April 30, 2013 and 2012 due to their short maturities.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities.  Oil and gas exploration and production companies choose one of two acceptable accounting methods, successful efforts or full cost.  The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells (“dry holes”) and exploration costs.  Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized  as oil and gas properties.  Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs (Note 7).

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

Depreciation expense for other property and equipment was $6,596 and $1,649, for the years ended April 30, 2013 and 2012, respectively.

Asset Retirement Obligation

Accounting standards require companies to record a liability relating to the retirement of tangible long-lived assets.  When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.  As of April 30, 2013, management has evaluated its liability associated with its oil and gas properties and has determined it to be insignificant.

Share-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation.”   The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options and stock awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. Awards that vest only upon achievement of performance criteria are recorded only when achievement of the performance criteria is considered probable. We estimate the fair value of stock options using the Black-Scholes option pricing model. This model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards, the estimated volatility of our stock price, and the assessment of whether the achievement of performance criteria is probable.  The fair value of stock awards is based on the quoted market price on the grant date.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of April 30, 2013, the tax years ended April 30, 2012 and 2011 are still subject to audit.

Loss per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities, or common stock equivalents.

We have issued potentially dilutive instruments as summarized in the table below.  We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.

The following table summarizes the types of potentially dilutive securities outstanding as of April 30, 2013 and April 30, 2012:

	Year Ended April 30,
	2013	2012
Common stock awards issuable pursuant to service contract	400,000	400,000
Common stock options	350,000	450,000
Common stock awards	9,182,167	10,987,000
Convertible notes payable	4,123,095	3,166,667
Common stock warrants	250,000	-

Advances from Working Interest Partners

In January 2013, the Company through its wholly owned subsidiary CSOP, entered into two Participation agreements, whereby the Company became the operator of two wells in Trego County, Kansas.  Advances from working interest partners recorded in CSOP as of April 30, 2013 consisted of cash calls received from the other working interest owner, net of costs incurred on the respective wells. As of April 30, 2013 net advances amounted to $188,739.

Major Purchasers and Operating Region

The Company operates exclusively within the United States of America. For the year ended April 30, 2013 100% of oil and gas revenue was from non-operated properties where the Company has no direct contact with the actual purchaser.  On these properties, our portion of the product was marketed by the multiple companies who operate these wells. In the event of the bankruptcy of any one of these operators we could incur a significant decrease in annual revenue. During the year ended April 30, 2013 two operators, Woodbine Acquisition and CML Exploration accounted for 54% and 35% respectively.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements.  The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Derivative Instruments

The Company may enter into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the  accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company has adopted new guidance under ASC Topic 820, Fair Value Measurements and Disclosures,

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets of liabilities

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815,“Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as April 30, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	April 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded beneficial conversion feature	$63,671	-	-	$63,671

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended April 30, 2013 and April 30, 2012:

	April 30, 2013	April 30, 2012
Beginning balance	$-0-	$-0-
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	86,672	-0-
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	(23,001)	-0-
Ending balance	$63,671	$-0-

NOTE 5—ACQUISITIONS

On June 16, 2011, Circle Star acquired all of the membership interests in JHE from High Plains Oil, LLC (“High Plains”), effective as of June 1, 2011, for consideration including 1,000,000 shares of its common stock (“Common Shares”), a retained profit interest in existing properties valued at $404,101, the assumption of a promissory note in the aggregate amount of $7,500,000, and 600,000 Common Shares.

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

On December 6, 2011 the Company entered into a letter agreement (the “Apache Letter Agreement”) with Ingebritson Energy LLC, GTP Energy Partners, LLC, Wind Rush Energy, LLC, Gabriel Barerra and Charles T. Brackett (collectively, the “Apache Sellers”) with a stated execution date of December 1, 2011 (the “Apache Execution Date”). Pursuant to the Apache Letter Agreement, the Company purchased from the Apache Sellers certain interests in oil and gas properties within the Redfish 56 Prospect in Glasscock County, Texas (the “Redfish Properties”). In return, the Apache Sellers received 203,571 Common Shares which, at the Execution Date, had a market value of $1.87 per share.  These shares were authorized on January 31, 2012 and issued on March 8, 2012.  The Company also assumed the responsibility for payment of certain operating expenses and capital expenditures which were valued at $193,717.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the year ended April 30, 2012, as if the acquisitions of JHE and the Redfish Properties, along with transactions necessary to finance the acquisitions, had occurred on May 1, 2011. The pro forma information includes the effects of adjustments for interest expense, and depreciation and depletion expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

For the Year Ended April 30, 2012

Total operating revenue	$1,066,262
Total operating costs and expenses	6,617,792
Operating loss	(5,551,530)
Interest expense and other	(420,314)
Net loss attributed to common stockholders	$(5,971,844)
Loss per common share, basic and fully diluted	$(0.18)

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

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Greene Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of the deposit, pursuant to the termination of the Greene Agreement. Circle Star terminated the Greene Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012, the Company entered into a settlement agreement whereby the pending Greene litigation was settled. The settlement agreement stipulated that Circle Star was to receive $32,500 of the initial deposit from the sellers net of legal fees. The execution of the settlement agreement constitutes a termination of the litigation. The remaining balance of the deposit $17,500 has been charged to impairment expense as of April 30, 2013. On December 11, 2012, we received $22,922 in cash net of legal fees of $9,578 related to the settlement of this matter.

Wevco Acquisition

On March 6, 2012, the Company entered into a leasehold Purchase Agreement with Wevco Production, Inc. (“Wevco”), whereby Wevco would sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, situated in Gove and Trego Counties, Kansas (“the Wevco Purchase Agreement”). Under the Wevco Purchase Agreement, the Company was to pay $5,000,000 on or before closing and issue 1,000,000 Common Shares to the seller. At the time of the signing of the Purchase Agreement, the Company paid $100,000.The Company paid an additional $200,000 in March 2012.These amounts were non-refundable and were considered an advance against the Purchase Price. The Company issued the 1,000,000 Common Shares  in March 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “Wevco First Amendment”). The Company paid a non-refundable $100,000 extension fee which was considered an advance against the Purchase Price.

On June 13, 2012, the Company entered into a Second Amendment to Purchase Agreement extending the closing date from May 31, 2012 until September 28, 2012 (“the Second Amendment”). Pursuant to the Second Amendment, the Company paid a non-refundable $100,000 extension fee, and issued 600,000 Common Shares. The shares were issued on June 19, 2012 at a price of $0.89 per share. As of July 31, 2012 the Company had capitalized $3,611,638 in costs as deposits subject to forfeiture related to consideration granted the seller.

The Company did not fully execute the terms of the purchase agreement by September 28, 2012. The Seller assigned 1,120 of the 64,575 net acres stipulated in the initial purchase agreement to the Company in October 2012. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved properties on the Company’s consolidated balance sheet as of April 30, 2013 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense.

On December 18, 2012, the Company and Wevco executed a Settlement and Release Agreement (“Release”). In connection with the execution of the Release the Company issued 225,000 Common Shares to Wevco at $0.38 per share. The Common Shares were issued as follows; 115,965 in consideration for the satisfaction of $44,066 in accrued liabilities due Wevco and 109,035 in consideration for approximately 1,400 acres Wevco assigned to the Company.   As of April 30, 2013, we have classified the $41,434 related to the value of the 109,035 shares as unproved properties.

BlueRidge Acquisition

On April 17, 2012, the Company agreed to purchase certain interests in oil and gas leases in Rawlins, Sheridan and Graham Counties, Kansas for $5,308,375 and 560,000 Common Shares, with a closing date of July 1, 2012. Pursuant to the Purchase Agreement, the Company initially agreed to purchase interests in 17,168 acres in Rawlins County, 12,518 acres in Sheridan County and 12,781 acres in Graham County.  The Company paid $50,000 in irrevocable earnest money to be applied to the purchase price at closing.

The Purchase Agreement was amended on July 2, 2012 by which the terms were modified by reducing the acreage of the leases in Graham County by 1,760 acres, and by granting the Company an option to purchase the properties in Rawlins and Graham Counties. The amendment further modified the terms of the Purchase Agreement, whereby the $50,000 of earnest money previously paid was applied to the purchase price and the Company issued 2,611,000 Common Shares to the certain sellers, for the interests in Sheridan County.  The shares were issued on July 19, 2012 at a price of $0.70 per share, the fair market value on the date of issuance.

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

As the Company did not exercise its right to exercise its purchase option, the $50,000 in cash paid and the value of the shares $1,868,632, were reclassified from non-refundable lease deposits to unproved property costs during the quarter ended October 31, 2012.

NOTE 6—INVESTEES ACCOUNTED FOR UNDER THE EQUITY METHOD

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting.  JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas.  The Company’s investment in JHEI was $167,215 and $167,215 for the fiscal years ended April 30, 2013 and 2012, respectively.  The Company has elected to use the equity method, as we may have the ability to exercise significant influence on the investee. During the year ended April 30, 2013, we received distributions of $15,805 related to a 10% retained net profits interests in JHEI, and paid distributions of $27,476 to High Plains Oil as part of the acquisition agreement with JHE.

NOTE 7—OIL AND GAS PROPERTIES

Capitalized Costs

Our oil and gas properties as of April 30, 2013 and April 30, 2012, comprised the following:

	2013	2012
Proved oil and gas producing properties	$3,110,292	$3,435,743
Unproved oil and gas properties	815,589	3,093,727
Accumulated depreciation, depletion and amortization	(912,634)	(574,341)
Net capitalized costs	$3,013,247	$5,955,129

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at April 30, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through April 30, 2013, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE. The ratios of six Mcf of natural gas to one BOE and one barrel of NGLs to one BOE do not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil. Capitalized costs of proved mineral interests are depleted over total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depleted over estimated proved developed reserves. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment amounted to $396,319 and $574,341 for the years ended April 30, 2013 and 2012, respectively.

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

For 2013, our total impairment expense was $4,758,812, compared to $3,861,083 for 2012.

Significant impairment charges recorded during the year ended April 30, 2013 relate to:

(1)
$3,548,997 recorded in connection with a leasehold Purchase Agreement with Wevco executed in September 2012, whereby Wevco agreed to sell to the Company all of Wevco’s rights, title, and working interest in and to certain oil and gas leases, containing up to 64,575 net acres, situated in Gove and Trego Counties, Kansas (“the Wevco Purchase Agreement”); as further described below.

(2)	Lease expirations in the amount of $238,880, whereby associated costs have been impaired.
(3)
Approximately $970,000 in costs associated with acreage transferred in connection with the settlement and release agreement executed in connection with the litigation or of our “Cottonwood” matter. (Notes 14 and 15)

Under the Wevco Purchase Agreement, the Company was to pay $5,000,000 on or before closing and issue 1,000,000 Common Shares to the seller. At the time of the signing of the Purchase Agreement, the Company paid $100,000.The Company paid an additional $200,000 in March 2012.These amounts were non-refundable and were considered an advance against the Purchase Price. The Company issued the 1,000,000 Common Shares in March 2012.

On April 24, 2012, the Company entered into an amendment to the Wevco Purchase Agreement extending the closing date from April 30, 2012 until May 31, 2012 (the “Wevco First Amendment”). The Company paid a non-refundable $100,000 extension fee which was considered an advance against the Purchase Price.

On June 13, 2012, the Company entered into a Second Amendment to Purchase Agreement extending the closing date from May 31, 2012 until September 28, 2012 (the “Second Amendment”). Pursuant to the Second Amendment, the Company paid a non-refundable $100,000 extension fee and issued 600,000 Common Shares. The shares were issued on June 19, 2012 at a price of $0.89 per share. As of July 31, 2012, the Company had capitalized $3,611,638 in costs as deposits subject to forfeiture related to consideration granted the seller.

The Company did not fully execute the terms of the purchase agreement by September 28, 2012. The Seller assigned 1,120 of the 64,575 net acres stipulated in the initial purchase agreement to the Company in October 2012. The value of the acreage transferred to the Company relative to the initial 64,575 net acres as per the terms of the initial Purchase Agreement amounted to $62,641. These costs have been transferred to unproved properties on the Company’s consolidated balance sheet as of April 30, 2013 and the remaining $3,548,997 of deposits subject to forfeiture have been charged to impairment expense.

On December 18, 2012, the Company and Wevco executed a Settlement and Release Agreement (“Release”). In connection with the execution of the Release the Company issued 225,000 Common Shares to Wevco at $0.38 per share. The Common Shares were issued as follows; 115,965 in consideration for the satisfaction of $44,066 in accrued liabilities due Wevco and 109,035 in consideration for approximately 1,400 acres Wevco assigned to the Company. As of April 30, 2013, we have classified the $41,434 related to the value of the 109,035 shares as unproved properties on the Company’s consolidated balance sheet.

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

NOTE 8—NOTES PAYABLE

A summary of our notes payable is as follows:

	April 30, 2013	April 30, 2012
(a) Convertible notes payable 10% - February 8, 2013	$2,750,000	$2,750,000
(b) Convertible notes payable 10% - March 14, 2013	-	500,000
(c) Convertible notes payable 10% - August 15, 2014	67,713	-
Debt Discount	(64,913)	(942,213)
Total Current Portion	$2,752,800	$2,307,787

Long Term
(d) Convertible notes payable 6% - September 14, 2014	$1,500,000	$1,500,000
Debt Discount	(169,288)	(292,621)
Total Notes Payable	$4,083,512	$3,515,166

(a)
On February 8, 2012, the Company issued 10% convertible notes in the aggregate principal amount of $2,750,000. The notes accrue interest at the rate of 10% per annum on the unpaid principal balance and may be repaid by the Company at any time.  The notes were originally due and payable on February 8, 2013 or at the election of the applicable holder on the earlier of: (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000; (ii) the sale or partial sale of JHE Holdings LLC (“JHE”); (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default.  The 10% Notes are convertible at the option of the holders into Common Shares at the Maturity Date or upon the occurrence of one or more of the triggering events set forth above, at a conversion price of $1.50 per share.  The notes were discounted by $1,008,333 to reflect the beneficial conversion feature that existed on the date of issuance.  On October 9, 2012 the terms of the note were modified whereby interest payments were delayed through February 2013.  Further, should the Company close on a $5,000,000 financing, the maturity date of these notes was to be extended through September 30, 2014.  In exchange for these modifications the Company issued the noteholders 250,000 Common Shares (Note 9). In connection with the issuance of these Common Shares we have recognized a discount to the notes in the amount of $57,500. The discount related to these shares was amortized over the remaining term of the notes. The remaining unamortized discount related to the beneficial conversion price and the share issuance of as of April 30, 2013 amounted to $0.

The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000.  The Company is in default and is unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes.

(b)
On March 14, 2012, the Company issued 10% convertible notes for cash in the aggregate principal amount of $500,000.  The notes accrued interest at the rate of 10% per annum and could be repaid by the Company at any time without the prior written consent of the holders.  The March 10% Notes were due and payable on March 14, 2013. The notes were discounted by $183,333 as of the date of issuance related to an embedded beneficial conversion price that existed on the date of issuance. On August 22, 2012 this note along with accrued interest in the amount of $15,615 was converted in exchange for 1,100,000 Common Shares. In connection with this conversion we have recorded a charge of $102,687 to interest expense related to the un-accreted portion of the debt discount as of the date of the conversion. We have recorded a loss of $406,334 on conversion related to the issuance of the 1,100,000 shares at $0.53 per share. The conversion feature contained in the note as of the date of the notes inception indicated that the note was convertible into 333,333 Common Shares. To induce the conversion, additional shares were issued to the noteholder and the value associated with these additional shares has resulted in the loss on conversion.

(c)
On August 15, 2012, the Company entered into a $555,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. As of April 30, 2013 we had drawn $125,000 under the terms of the note and recorded an original issuance discount in the amount of $13,750 to be amortized over the term of the note resulting in a principal amount due the lender of $137,500.  The note bore no interest for the first 90 days and at 10% thereafter.  The terms of the note indicate that if principal were not repaid within 90 days of the initial funding, the 10% interest charge on all outstanding principal was to accrue immediately. As of April 30, 2013 we have accrued interest payable in the amount of $13,750. The note is convertible into Common Shares at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

In connection with this conversion feature, we have recorded a derivative liability totaling $86,672 related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of April 30, 2013, we have recorded a liability of $63,671 related to the embedded conversion feature and recorded gains of $23,001 related to the change in its fair value. We used the Black-Scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included: volatility ranging from 74.2% - 98.2% on the date of issuance, to 184% as of the end of the reporting period; risk free interest rates ranging from 0.16%-0.19% on the date of issuance, to 0.11% at the end of the reporting period; and an assumed dividend rate of 0%.

In February, March and April 2013 the Company received conversion notices from the holders of the $555,000 convertible note.  The conversion notices indicated the conversion of $69,787 in principal into 550,000 Common Shares at conversion prices of $0.21, $0.16 and $0.09 per share respectively (Note 9). In connection with these conversions we recognized losses on the conversion in the amount of $35,213.

(d)
On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000.  The Notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The Notes are convertible at the option of the holder into Common Shares at a conversion price of $1.50 per share.  The Notes are redeemable prior to maturity at the option of the Company and can be repaid in whole or in part at any time without a premium or penalty. Upon issuance, the notes were discounted by $370,000 to reflect the beneficial conversion price that existed on that date. This discount is being accreted over the term of the note payable utilizing the effective interest method. As of April 30, 2013 the remaining unamortized discount related to the notes was $169,288. Interest is payable with the principal on September 14, 2014.

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

Future annual contractual maturities of debt as of April 30, 2013 were as follows:

Years Ending April 30,	Amounts
2013	$2,817,713
2014	1,500,000
$4,317,713

NOTE 9—SHAREHOLDERS’ EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001, of which 44,173,404 and 35,693,571 shares were issued and outstanding as of April 30, 2013 and 2012, respectively.

Activity for the fiscal year ended April 30, 2013 is as follows:

·
On March 8, 2013, the Company issued 300,000 Common Shares to two directors of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all the expense being recognized during the vesting period. The shares were initially granted at $2.20 per share.

·
On April 1, 2013, the Company issued 504,833 Common Shares to the Chief Executive Officer in connection with the terms of his employment agreement. The issuance of these shares represents the completion of the requisite vesting period. The shares were initially granted at $1.89 per share.

·
On April 12, 2013, the company issued 250,000 Common Shares to one employee of the Company as the shares issued vested. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

·
On March 18, 2013, we issued 264,000 Common Shares at $0.16 per share in connection with the settlement of accounts payable.  In connection with this issuance we have recorded a gain on settlement in the amount of $23,760.

·
On February 26, March 7 and April 2, 2013, we issued 50,000, 200,000 and 300,000 Common Shares at $0.21 per share, $0.16 per share and $0.09 per share. These shares were issued in connection with the conversion of $69,788 of our August 15, 2014 10% convertible notes (Note 8).

·
On December 18, 2012, the Company issued 325,000 Common Shares valued  at $0.38 per share in connection with the settlement of approximately $100,000 in accrued liabilities and accounts payable. In connection therewith we have recognized a loss on the settlement in the amount of $23,500.

·
On December 18, 2012, the Company issued 115,965 Common Shares valued at $0.38 per share in connection with the settlement of $44,066 in accrued liabilities related to the execution of a Settlement and Release agreement (Note 5).

·
On December 18, 2012, the Company issued 109,035 Common Shares valued at $0.38 per share in connection with the acquisition of approximately 1,400 acres in Trego County Kansas in connection with the execution of a Settlement and Release agreement (Note 5).

·
On October 9, 2012, the Company issued 250,000 Common Shares at $0.23 per share in connection with the modification of $2,750,000 of our convertible notes payable (Note 8). The issuance of the shares extended the repayment date of the accrued interest associated with the notes.

·
On August 22, 2012, the Company issued 1,100,000 Common Shares at $0.53 per share in connection with the conversion of a $500,000 convertible note payable and associated accrued interest (Note 8). The conversion feature embedded in the notes initially indicated that the note was convertible into 333,333 Common Shares. We have recorded a loss of $406,334 in connection with the additional shares of our common stock.

·	On July 19, 2012 we issued 2,611,000 Common Shares at $0.70 per share in connection with the execution of an amendment to a lease purchase agreement.

·	On June 19, 2012 we issued 600,000 Common Shares at $0.89 per share in connection with the execution of a second amendment to a purchase agreement.

·
On May 15, 2012, the Company closed a private placement of units to an Accredited Investor. Under the terms of the private placement, the Company issued 500,000 units at a price of $1.50 per unit, for aggregate cash proceeds of $750,000. Each unit consisted of one Common Share and one half Common Share purchase warrant, each full warrant exercisable to purchase one Common Share at $2.75 for a period of three years. The proceeds were partially used to pay the final payment of the Edsel Promissory Note, the June Extension Price and general corporate purposes.

Activity for the fiscal year ended April 30, 2012 is as follows:

·
On June 15, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 4,800,000 units at a price of $0.25 per unit. Each unit consisted of one Common Share and one Common Share purchase warrant, which may be exercised to acquire one Common Share at an exercise price of $0.50 through June 15, 2013.  As of the fiscal year ended April 30, 2013, all warrants had been exercised.

·
On July 7, 2011, the Company and Felipe A. Pati, a former sole director and officer of the Company, entered into a Contribution Agreement, whereby Mr. Pati contributed 19,550,000 Common Shares as a capital contribution to the Company. The Company and Mr. Pati had determined that it was in the best interest of the Company and its shareholders to adjust the outstanding capital of the Company to facilitate the Company’s ability to raise capital and implement the Company’s expanded business strategy.

·
On August 17, 2011, the Company closed a private placement of Common Shares. Under the terms of the private placement, the Company issued 1,440,000 Common Shares at a price of $0.25 per share to "Accredited Investors" (as defined in Rule 501(a) of the Securities Act. The Shares were not, and will not be, registered under the Securities Act, or the laws of any state of the United States. Accordingly, the Shares are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

·
As of April 30, 2012, the Company issued 4,800,000 Common Shares in connection with the exercise of 4,800,000 Common Share purchase warrants at $0.50 per share. The Company received $2,400,000 in proceeds of which $1,200,000 was received in April 2012 and $1,200,000 in May 2012.  The Company recorded a receivable of $1,200,000 for those warrants exercised in April 2012 but for which funds were received shortly after the balance sheet date.  The warrants were issued on June 15, 2011 in a private placement by the Company of 4,800,000 units at a price of $0.25 per unit, each unit consisted of one Common Share and one Common Share purchase warrant, exercisable to acquire one Common Share at an exercise price of $0.50 through June 15, 2013. These shares are considered issued and outstanding at April 30, 2013 and are included in the Company’s weighted average shares outstanding calculation.

·
On October 11, 2011, the Company entered into an executive employment agreement (the “Johnson Employment Agreement”) with Johnson, a director and Chairman of the board of directors (the “Board”) of the Company. Pursuant to the Johnson Employment Agreement, Johnson was appointed to the position of CEO of the Company. The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Effective Date”) and ending on the second anniversary of the Effective Date. Under the terms of the Johnson Employment Agreement, Johnson shall be paid a salary of not less than $200,000, annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson will be issued Common Shares (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

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

On December 21, 2011, the Company entered into an amending agreement (the “Pina Amending Agreement”) with G. Jonathan Pina (“Pina”), the former Chief Financial Officer of the Company, to amend the executive employment agreement (the “Pina Employment Agreement”) entered into by the Company and Pina on July 11, 2011 (the “Pina Effective Date”). Pursuant to the Pina Employment Agreement, Pina would receive 500,000 Common Shares (the “Pina Bonus Shares”) on the Effective Date, 500,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date, and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  The Pina Amending Agreement modified the vesting of the Pina Bonus Shares, whereby Pina would receive 1,000,000 Pina Bonus Shares on the 12 month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24 month anniversary of the Pina Effective Date.  Pina and the Company rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense to be recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.

On February 29, 2012, the Company and Johnson entered into an amendment to the Johnson Employment Agreement whereby the issue and payable dates for Restricted Shares Issuance 1 (1,514,500 restricted shares) were amended to 1/3 on March 1, 2013, 1/3 on June 1, 2013, 1/3 on September 1, 2013.

A summary of the Company’s non-vested stock awards as of April 30, 2013 is presented below:

	Shares	Grant Date Fair Value
Non-vested at beginning of period	-		$-
Granted	9,182,167	1.66
Vested	-	-
Forfeited	-	-
Non-vested at end of period	9,182,167	$1.66

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $697,128 and $2,986,711 as of the fiscal years ended April 30, 2013 and 2012, respectively.  The cost at April 30, 2013 is expected to be recognized over a weighted-average period of 1.5 years. Related shares are not issued until vested.

NOTE 10— COMMON STOCK OPTIONS

A summary of the Company’s common-stock options as of April 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Beginning Balance	-	$-
Granted	450,000	$0.50
Forfeited	-	-
Balance at April 30, 2012	450,000	$0.50
Exercisable at April 30, 2012	216,666	$0.50
Balance at April 30, 2012	450,000	$0.50
Granted	-	$-
Forfeited	(100,000)	$0.50
Balance at April 30, 2013	350,000	$0.50
Exercisable at April 30, 2013	216,666	$0.50

Activity for the fiscal years ended April 30, 2013 and 2012 was as follows;

On July 6, 2011, David Brow (“Brow”) the then sole officer of the Company, was granted 100,000 stock options under the Company’s 2011 Stock Option Plan (the “Plan”) at an exercise price of $0.50. These options vested immediately, but were forfeited when he resigned in December 2011.

On July 11, 2011,  Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 shares of the Company’s common stock with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options will expire, July 11, 2022, July 11, 2023 and July 11, 2024, respectively.

On April 23, 2013 Mr. Pina resigned his position as Chief Financial Officer.  Accordingly as per the terms of the Plan effective ninety days from Mr. Pina’s resignation, his 350,000 stock options were forfeited on July 23, 2013. As of July 23, 2013 no options to purchase the Company’s Common Shares remained issued or outstanding.  Total unrecognized compensation cost related to the non-vested common stock options was $82,953 and $254,636 as of the fiscal years ended April 30, 2013 and 2012, respectively.  The cost at April 30, 2013, was expected to be recognized over a weighted-average period of 1.25 years.  At April 30, 2013 the aggregate intrinsic value for common stock options was $0 and the weighted average remaining contract life was 8.18 years.

The assumptions used in the fair value method calculation for the fiscal year ended April 30, 2012 are disclosed in the following table. No fair value calculations were performed during the fiscal year ended April 30, 2013 as there were no grants:

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

NOTE 11—INCOME TAXES

Income tax expense (benefit) consists of the following as of April 30,

	2013	2012
Current taxes	$-	$-
Deferred taxes	(3,879,155)	(3,765,285)
Less: valuation allowance	3,879,155	3,765,285
Net income tax provision (benefit)	$-	$-

The effective income tax rate for the years ended April 30, 2013 and 2012 differs from the U.S. Federal statutory income tax rate due to the following:

	2013	2012
Federal statutory income tax rate	34.00%	34.00%

Permanent differences — disallowed interest on convertible debt	3.6. %	0.00%
Increase in valuation allowance	-37.6%	-34.00%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of April 30, 2013 and 2012 are as follows:

	2013	2012
Deferred Tax Assets (Liabilities) - Current	$-	$-
Net Deferred Tax Assets (Liabilities) - Current	$-	$-

Deferred Tax Assets (Liabilities) - Noncurrent:
Oil & Gas Properties	244,719	175,060
Fixed Assets	-	(2,242)
Investment in Partnership - JHE	1,155,216	919,834
Stock Compensation	2,172,292	1,393,851
Net Operating Losses	4,072,213	1,278,782
Valuation Allowance	(7,644,440)	(3,765,285)
Net Deferred Tax Assets (Liabilities) - Noncurrent	$-	$-
Net Deferred Tax Asset (Liability)	$-	$-

The Company has approximately an $11,977,096 net operating loss carryforward as of April 30, 2013.  The net operating losses may offset against taxable income through the year ended April 30, 2033.  A portion of the net operating loss carryovers begin expiring in 2032 and may be subject to U.S. Internal Revenue Code Section 382 limitations in the event of certain changes in ownership

The Company has provided a valuation allowance for the deferred tax asset at April 30, 2013, as the likelihood of the realization of such assets cannot be determined.  The valuation allowance increased by $3,879,155 and $3,765,285 for the years ended April 30, 2013 and 2012, respectively.

NOTE 12—SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	Year Ended April 30,
	2013	2012
Acquisition of Properties:
Proved	$-	$7,172,344
Unproved	5,496,568	3,093,727
Exploration Costs	80,579	92,247
Development Costs	223,945	124,482
Total Costs Incurred	$5,801,092	$$10,482,800

Oil and Gas Reserve Information

Proved oil and gas reserve quantities are based on estimates prepared by LaRoche Petroleum Consultants, Ltd., Circle Star’s third party reservoir engineering firm. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact. The report was prepared as of April 30, 2013 and is dated August 07, 2013.

	Crude Oil (Bbls)	Natural Gas (Mcf)	Total (BOE)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
April 30, 2012	42,615	175,710	71,900
Purchases of reserves in-place	-	-	-
Revisions of previous estimates	(5,279)	(26,723)	(10,123)
Extensions, discoveries, and other additions	21,647	17,150	24,505
Sales of reserves in place	(3,934)	(130,982)	(25,734)
Production	(7,469)	(8,995)	(8,968)
April 30, 2013	47,580	26,160	51,940

PROVED DEVELOPED RESERVES
April 30, 2012	34,645	170,130	63,000
April 30, 2013	39,950	24,050	43,558

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of ASC 932. Future cash inflows at April 30, 2013 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to April 30, 2013 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.  We had no proved reserves at April 30, 2012.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	As of April 30,
	2013	2012

Future cash inflows	$4,300,037	$4,564,193
Future production costs	(948,550)	(1,117,096)
Future development costs	(58,350)	(37,264)
Future income tax expense	-	-
Future net cash flows	3,293,137	3,409,833
10% annual discount for estimated timing of cash flows	953,457	1,258,123
Standardized measure of discounted future net cash flows related to proved reserves	$2,339,680	$2,151,710

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Years Ended April 30,
	2013	2012

Standardized measure, beginning of period	$2,151,710	$-
Sales and transfers, net of production costs	(753,846)	(811,093)
Net changes in future development costs	2,160	-
Net change in sales and transfer prices, net of production costs	(122,150)	345,939
Extensions and discoveries and improved recovery, net of future production and development costs	1,553,000	722,147
Revisions of quantity estimates	(263,395)	(782,833)
Accretion of discount	215,171	244,925
Sales of reserves in place	(429,012)	-
Purchase of reserves in-place	-	2,449,250
Changes in production rates (timing) and other	(13,958)	(16,625)
Standardized measure, end of period	2,339,680	$2,151,710

The commodity prices inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation are as follows.

	2013	2012
Oil (per Bbl)	$88.67	$92.15
Gas (per mcf)	$3.12	$3.63

NOTE 13—RELATED PARTY TRANSACTIONS

Pimuro Capital Partners, LLC (“Pimuro”), a consultant who advised High Plains with regards to its acquisition of JHE and the Purchase Agreement, charged fees and expenses in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement (the “Installment Agreement”) of which $100,000 was due and payable on the closing date and thereafter in monthly installments of $50,000, $50,000 and $40,000 commencing when JHE received $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties.  Pimuro is controlled by G. Jonathan Pina (“Pina”), who was appointed as the Company’s Chief Financial Officer on July 11, 2011 and subsequently resigned on April 23, 2013.  As of April 30, 2013, all amounts due and payable to Pimuro have been paid.

On June 16, 2011, the Company closed an acquisition under the terms of a Membership Interest Purchase Agreement, effective as of June 1, 2011 (the “Purchase Agreement”), between High Plains and JHE, pursuant to which the Company acquired all of the membership interests in JHE from High Plains (the “Acquisition”). High Plains is an entity controlled by S. Jeffrey Johnson (“Johnson”), who was appointed as a director of the Company on June 16, 2011 and Chairman of the Board on July 6, 2011.  On May 1, 2013, Mr. Johnson transferred his ownership of the net profits interest in JHE to an unrelated third party.

NOTE 14 —COMMITMENTS AND CONTINGENCIES

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

Leases

Under the terms of a non-cancellable lease agreement, we lease approximately 1,325 square feet of office space in Fort Worth, Texas, at a cost of $1,300 per month. The primary lease term terminates on January 31, 2014.  Rent expense amounted to $16,900 and $34,351 for the years ended April 30, 2013 and 2012, respectively.  As of April 30, 2013, the future minimum lease payments related to this agreement are:

Year 1	$11,700
Total	$11,700

Employment Agreements

We have an outstanding employment agreement with our sole executive officer. Under the terms of this employment agreement Mr. Johnson is to be compensated no less than $200,000 annually through October 13, 2013. Our maximum commitment under the terms of this employment agreement which would apply if the employee covered by this agreement was terminated without cause was 1,009,167 shares of common stock.

As further described herein (Note 10) 350,000 vested stock options remained eligible for exercise at April 30, 2013, related to an employment agreement with our former Chief Financial Officer.  These options were forfeited on July 23, 2013.

NBT Communications Contract

On September 20, 2011, we signed a 12-month contract beginning October 1, 2011, with ChangeWave, Inc., dba NBT Communications, to provide:  shareholder acquisition and marketing consulting by means of a project roadmap; institutional investor targeting and presentation review and recommendations; NBT Research reports and updates; social media site management; Web Site/E-letter Sponsorships; NBT and broker dealer conferences; and financial media article/coverage program.  We pay a monthly fee of $6,000 per month.  NBT would also receive 400,000 shares of common stock upon the achievement of defined contractual milestones.

On March 27, 2013, the Company settled all amounts due, both cash and common stock bonus potential, under the original contract by the issuance of 264,000 Common Shares and recorded prepaid consulting fees through June 30, 2013.

Litigation

Landers

On June 16, 2011, Circle Star acquired all of the outstanding equity interest in JHE. JHE was party to a litigation related to a mineral interest in the well known as Landers #1 (“Landers #1”) that was initiated in November 2008 in the District Court 82nd Judicial District, Robertson County, Texas. The litigation involved a multi-party trespass to try title suit to determine the ownership of Landers #1. Ross L. Martella III originally sought a temporary restraining order, but the lawsuit evolved into a trespass to try title action under Chapter 22 of the Texas Property Code. A Final Judgment was rendered in the suit in November 2010 and it became final and non-appealable in December 2010. Subsequently, two additional litigation matters involving Landers #1 were initiated. As of June 10, 2011, one of the suits was dismissed, and Orbis has agreed to indemnify JHE in connection with the remaining litigation related to Landers #1.

In December 2012, a dismissal without prejudice judgment related to the Landers #1 litigation was executed.

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”).  Cottonwood alleges breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the Company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”).  Cottonwood filed the complaint after the Company terminated the Cottonwood Purchase Agreement after the Company determined that Cottonwood had options to title to less than 12,908.46 net acres, and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood was seeking damages of at least $4,324,180. On May 31, 2013 a mutual release and settlement agreement was executed by all parties. In connection therewith the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013. As of April 30, 2013 we recorded impairment expense of $946,895 related to the cost basis of the acreage transferred to Cottonwood.

Greene Litigation

On March 6, 2012, the Company entered into an agreement (the “Greene Agreement”) to purchase certain interests in 6,518 acres of land in Kansas for a total purchase price of $9,125,200.  Pursuant to the Greene Agreement, Circle Star delivered a non-refundable $50,000 deposit to the sellers. The deposit was to be applied to the purchase price upon closing.

On June 19, 2012, the Company filed a petition with the District Court of Clark County, Kansas, Sixteenth Judicial District (Case No. 2012-CV-12) against Greene Brothers Land Company, LLC, Greene Ranch Enterprises, Inc., David M. Greene, Jr., Marcia Greene, Thomas E. Greene, Janice C. Greene, Joseph B. Greene and Billie Greene (collectively the “Defendants”), requesting the return of the deposit, pursuant to the termination of the Greene Agreement. Circle Star terminated the Greene Agreement as a result of defects in title which the Defendants did not cure within the time period set forth in the Greene Agreement. On November 13, 2012 the Company entered into a settlement agreement whereby the pending Greene litigation was settled. The settlement agreement stipulated that Circle Star was to receive $32,500 of the initial deposit from the sellers net of legal fees. The execution of the settlement agreement constitutes a termination of the litigation. The remaining balance of the deposit $17,500 has been charged to impairment expense as of April 30, 2013. On December 11, 2012 the Company received $22,922 in cash net of legal fees of $9,578 related to the settlement of this matter.

NOTE 15—SUBSEQUENT EVENTS

On May 9, 2013, Mr. Johnson, our Chief Executive Officer, transferred his ownership of the net profits interest in the JHE to an unrelated third party, with an effective date of May 1, 2013.
On May 31, 2013 a mutual release and settlement agreement was executed between the Company and Cottonwood Natural Resources, Ltd. In connection therewith the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013. This mutual release indicates the end settlement of litigation between the two parties as described elsewhere herein.

On June 19, 2013 the Company borrowed $50,000 under the terms of our 10% September 14, 2014 convertible note payable agreement.

On various dates in May, June and July, 2013 the holders of our 10%, September 14, 2014 convertible notes converted $82,838 in principal into 2,296,748 Common Shares.

On or about July 1, 2013 we issued 3,917,764 Common Shares to Officers and employees of the Company in connection with the extinguishment of accrued salaries and payroll related liabilities.

Subsequent to April 30, 2013, we remain in negotiation with the holders of our 10%, February 8, 2013 convertible notes payable. The notes have matured and we are currently in discussion with the lender as to potential repayment terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 21, 2013, Hein and Associates, LLP informed the Company that it declined to stand for reappointment as the principal accountant to audit the Company’s financial statements.

Hein’s audit report on the Company’s consolidated financial statements as of and for the year ended April 30, 2012 contained an emphasis paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. Hein’s audit report for the fiscal year ended April 30, 2012 did not otherwise contain any adverse opinion or disclaimer provision and were not otherwise qualified or modified as to audit scope or accounting principles. The audit report of Hein did not contain an opinion on the effectiveness of internal control over financial reporting as of April 30, 2012.

On March 25, 2013, the Company appointed D’Arelli Pruzansky, P.A. as its independent registered public accounting firm (the “New Accountant”).  The change in auditor was recommended, approved and ratified by the Company’s Board of Directors.

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

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our sole officer in connection with the audit of our financial statements as of April 30, 2013.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

In October 2012, we engaged a third party consulting firm to supplement our internal resources with respect to financial reporting.  We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

Changes in internal controls over financial reporting

Except as noted above, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

As of August 13, our sole officer and director and his age and position is as follows:

Name	Age	Position	Date Of Appointment

S. Jeffrey Johnson	48	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary, and Director	Mr. Johnson has served as a director since June 16, 2011, as Chief Executive Officer since October 11, 2011, and as Interim Chief Financial Officer and Interim Secretary since April 25, 2013

S. Jeffrey Johnson

Mr. Johnson was the founder, Chairman and CEO of Cano Petroleum, Inc. from 2004-2011, initially an OTC-listed company which moved to the NYSE/Amex in 2005. Mr. Johnson was CEO of Scope Operating Company from 1998-2004 and was the founder and CEO of Acumen Resources, Inc. from 1993-1998. From 1989-1993, he was Vice President of Touchstone Capital. Mr. Johnson is the managing member of High Plains Oil, a private oil and gas company he founded in April 2011. Mr. Johnson also previously served on the NYSE/Amex Listed Company Counsel.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended April 30, 2013, except for the following reports:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

S. Jeffrey Johnson	0	0	0
G. Jonathan Pina	0	0	0
Thomas Merrill Richards	0	0	0
Morris “Sam” B. Smith	0	0	0
Elmer Reed	2	1	0

Nominating Committee

As of the fiscal year end the Company did not have a nominating committee. The Board as a whole acts as the nominating committee.

Audit Committee

On July 27, 2012, our Board established an audit committee and adopted an audit committee charter.  At present, the Company has a sole officer and director, and the audit committee is not active.

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics to date, as the Company’s management currently consists of a sole officer and director.

Item 11. Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our last two completed fiscal years, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”).  Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)
S. Jeffrey Johnson, Chief Executive Officer (i)	2012 2013	116,667 191,810	2,862,405 (ii) 954,135	-0- -0-	-0- -0-	2,979,072 1,145,945
G. Jonathan Pina, Chief Financial Officer (iii)	2012 2013	140,323 172,500	2,915,000 (ii) 945,000	500,500 (ii) -0-	-0- -0-	3,555,823 1,117,500

(i) Mr. Johnson has been the Chief Executive Officer of the Company since October 11, 2011. He became the Interim Chief Financial Officer on April 25, 2013.

(ii) See note 9 of the Company’s consolidated financial statements.

(iii) Mr. Pina served as Chief Financial Officer from July 11, 2011 to April 23, 2013.

Employment Agreements

G. Jonathan Pina

On July 11, 2011 (“the Pina Effective Date”), the Company entered into an executive employment agreement with Pina in connection with his service as the chief financial officer (the “Pina Employment Agreement”), which provided for an initial annual base salary of $180,000 and a signing bonus of 1,500,000 Common Shares (the “Pina Bonus Shares”), of which 500,000 Bonus Shares vested and were payable on execution of the Pina Employment Agreement, 500,000 Bonus Shares were to vest and be payable 12 months after the Pina Effective Date, and 500,000 Bonus Shares were to vest and be payable 24 months after the Pina Effective Date. The term of the Pina Employment Agreement was for two years from the Pina Effective Date and was to automatically extend by one year unless notice was given 30 days prior to the expiration of the employment period or the agreement was otherwise terminated.

On December 21, 2011, the Company entered into an amending agreement (the “Pina Amending Agreement”) which modified the vesting of the Pina Bonus Shares, whereby Pina would receive 1,000,000 Pina Bonus Shares on the 12-month anniversary of the Pina Effective Date and 500,000 Pina Bonus Shares on the 24-month anniversary of the Pina Effective Date.  Pina and the Company rescinded and cancelled the original issuance of the 500,000 Pina Bonus Shares issued on the Pina Effective Date.  On December 21, 2011, the market price of the Company’s stock was $2.05 per common share resulting in additional compensation expense recognized on a prospective basis of $80,000 through the vesting date of July 31, 2012.

In connection with the Pina Employment Agreement, Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 Common Shares at $0.50 per share with 116,666 stock options vesting 12 months after the Pina Effective Date, 116,667 stock options vesting 24 months after the Pina Effective Date, and 116,667 stock options vesting 36 months after the Pina Effective Date. Pursuant to the terms of the Plan, these stock options were forfeited on July 23, 2013 (90 days after his resignation).

In July 2013, Mr. Pina was granted $62,396 in accrued salary related to his period of employment with the Company.

S. Jeffrey Johnson

On October 11, 2011, the Company entered into an executive employment agreement with Johnson (the “Johnson Employment Agreement”) in connection with his service as the chief executive officer.  The term of the Johnson Employment Agreement is for a two-year period beginning on October 1, 2011 (the “Johnson Effective Date”). Under the terms of the Johnson Employment Agreement, Johnson is paid a salary of not less than $200,000 annually. Johnson and the Company agreed to an incentive stock compensation arrangement that is anticipated to be linked to the success of the Company’s business and increases shareholder value. Under the terms of the equity compensation, Johnson is to be issued Common Shares (each, a “Restricted Share”), upon satisfaction of the following performance based conditions:

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

Outstanding Equity Awards at Fiscal Year-End

The following table set forth information regarding the outstanding equity awards as of April 30, 2013 for our Named Officers.

	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units that have not vested ($)
S. Jeffrey Johnson	-0-	-0-	--	--	1,009,667	(i)	85,822
G. Jonathan Pina	116,666	233,334	0.50	(ii)	500,000	(iii)	42,500

(i)
Under the terms of his employment agreement, Mr. Johnson received 1,514,500 restricted shares, of which one-third vested on March 1, 2013, one-third will vest on June 1, 2013 and one-third will vest on September 1, 2013.

(ii)
Mr. Pina was granted stock options under the Plan, consisting of options to purchase up to an aggregate of 350,000 Common Shares with 116,666 stock options vesting on July 11, 2012, 116,667 stock options vesting July 11, 2013 and 116,667 stock options vesting July 11, 2014. The options had expiration dates of July 11, 2022, July 11, 2023, and July 11, 2024, respectively, but terminated on July 23, 2013 due to Mr. Pina’s resignation.

(iii)	Mr. Pina was to receive 500,000 shares of common stock on July 11, 2013 under the terms of his employment agreement, as amended.

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

The chart below lists director’s compensation for the fiscal year ended April 30, 2013.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Thomas Merrill Richards	4,000	330,000	-0-	-0-	334,000
Morris “Sam” B. Smith	4,000	330,000	-0-	-0-	334,000
Elmer Reed	2,000	90,000	-0-	-0-	92,000

On March 8, 2012, the Board of Directors of the Company approved a compensation package for independent directors which includes 150,000 Common Shares to vest one year after the grant date and terminate if the director is no longer a board member (“Director Shares”), (ii) $1,000 per month per director, and (iii) reimbursement of all out of pocket expenses. The Director Shares were granted to Richards and Smith effective March 8, 2012 and to Reed effective July 16, 2012.  Messrs. Richards, Smith and Reed resigned in March 2013.

Compensation Committee

The Company does not have a Compensation Committee. The Board as a whole makes decisions related to compensation.

Compensation Committee Report

The Company does not have a Compensation Committee. The sole director has reviewed the Compensation and Discussion and Analysis and recommended it be included in this Annual Report on 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our common stock owned as of August 1, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Directors and Named Officers as a group
Common Stock	S. Jeffrey Johnson 7065 Confederate Park Road, Suite 102 Fort Worth, Texas 76108	4,358,590	(2)	8.6%
Total for all Directors and Named Officers		4,358,590		8.6%

(1) Based on 50,137,916 shares outstanding.

(2) Includes 1,000,000 shares held of record by Mulligan Family, L.P., which is 98% owned by Mr. Johnson and his spouse and of which the general partner is West Texas Investments, LLC, whose managing member is Mr. Johnson.

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

On June 16, 2011, the Company completed the acquisition of JHE in accordance with terms of the JHE Purchase Agreement. Pursuant to the JHE Purchase Agreement, the Company acquired, effective on the JHE Effective Date, all of the membership interests in JHE and accordingly, JHE became a wholly-owned subsidiary of the Company.  JHE was wholly owned by Johnson who was elected to the Board of Directors of the Company, subsequent to the JHE Acquisition, on June 16, 2011.   Johnson was appointed as Chairman of the Board on July 6, 2011 and appointed as CEO on October 11, 2011. As part of the JHE Acquisition, High Plains, which was wholly owned by Johnson, was issued 1,000,000 Common Shares and the Company paid the $1,000,000 installment payment due June 1, 2011, under a promissory note in the aggregate amount of $7,500,000 issued by High Plains to James H. Edsel, Nancy Edsel, and James H. Edsel, Jr. in connection with the High Plains Acquisition. Mr. Johnson was at arms’ length to the Company prior to his appointment as a director.

On July 6, 2011, David Brow, a director and officer of the Company, was granted an option to purchase 100,000 Common Shares under the Plan at an exercise price of $0.50 per share, which stock option was fully-vested on the date of grant.  These options were forfeited when Mr. Brow resigned in December 2011.

In addition, as part of the JHE Acquisition, the Company was required to pay Pimuro, a consultant who advised High Plains with regards to the High Plains Acquisition and the JHE Purchase Agreement, the fees, commissions, and expenses  in the amount of $240,000 relating to such consulting arrangement between High Plains and Pimuro under the terms of an Installment Agreement, payable of $100,000 on the closing date and thereafter in monthly installments of $50,000, $50,000, and $40,000 commencing when JHE received $75,000 in monthly aggregate distribution from JHE Oil and Gas Properties. To date these fees have all been paid. Pina, the former Chief Financial Officer of the Company, is a former managing director of Pimuro Capital Partners, LLC. Pina was appointed as Chief Financial Officer of the Company on July 11, 2011. Pina was at arms’ length to the Company prior to his appointment as Chief Financial Officer.  See “Item 11 Executive Compensation.”

On October 11, 2011, Johnson was appointed as the Chief Executive Officer of the Company. Johnson was the Chairman of the Board of Directors of the Company when he was appointed as the Chief Executive Officer. See “Item 11 Executive Compensation.” for details of the Johnson Employment Agreement.

On or about July 1, 2013, we issued 3,917,764 Common Shares to officers and employees of the Company in connection with the extinguishment of accrued salaries and payroll related liabilities.

Director Independence

We currently have one director: S. Jeffrey Johnson.

Item 14. Principal Accounting Fees and Services.

D’Arelli Pruzansky, P.A. was appointed as our independent registered public accounting firm in March 2013.  Hein and Associates, LLP (“Hein”) served as our independent registered public accounting firm for the 2012 fiscal year.

Audit Fees

For the fiscal year ended April 30, 2013, D’Arelli and Pruzansky P.A. billed us $40,000 in audit fees.  For the 2012 fiscal year, Hein billed us $88,689 in audit fees.

Audit Related Fees

For the fiscal year ended April 30, 2013, D’Arelli and Pruzansky P.A. billed us $0 for audit related fees.  For the 2012 fiscal year, Hein billed us $30,768 for audit related fees.

Tax Fees

For the fiscal year ended April 30, 2013, we did not pay any fees to D’Arelli and Pruzansky P.A. for tax compliance, tax advice, or tax planning or other tax related fees.  For the 2012 fiscal year, we did not pay any fees to Hein for tax compliance, tax advice or tax planning or other tax related fees.

All Other Fees

We did not pay any fees to D’Arelli and Pruzansky P.A. for other work during our fiscal year ended April 30, 2013.  We did not pay any fees to Hein for other work during our 2012 fiscal year.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by D’Arelli and Pruzansky. P.A. and the estimated fees related to these services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description

3.1
Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp. (included as Exhibit 10.10 to the Annual report on Form 10-K/A filed on August 16, 2011)
10.11	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.12	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.13	Letter Agreement dated December 1, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.14	Amending Agreement among the Company and G. Jonathan Pina entered into on December 21, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)

10.15	Membership Interest Purchase Agreement between the Company and Colonial Royalties, LLC dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.16	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.17	Form of 10% Convertible Note (February 2012) (included as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.18	Inter-Creditor Agreement (included as Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.19	First Amendment to Assignment and Novation Agreement (included as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.20	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement (included as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.21	Leasehold Purchase Agreement dated March 8, 2012 (included as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.22	Form of 10% Convertible Note (March 2012) (included as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.23	Addendum to March 2012 Convertible Note Subscription Agreement (included as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.24	Amendment to Leasehold Purchase Agreement dated April 24, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.25	Second Amendment to Leasehold Purchase Agreement dated June 12, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.26	Purchase and Sale Agreement dated April 17, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.27	Amendment to the Purchase and Sale Agreement dated July 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.28	Debt Conversion Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)

10.29	Form of Note Extension Agreement (included as Exhibit 10.29 to the Company’s registration statement on Form S-1 filed January 18, 2013)

16.1	Letter from Hein & Associates LLP dated March 27, 2013 (included as Exhibit 16.1 to the Form 8-K filed on March 27, 2013)
23.1	Consent of LaRoche Petroleum Consultants, Ltd.
23.2	Consent of Hein & Associates LLP

23.3	Consent of D’Arelli Pruzansky, P.A.

31.1	Certification of the Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of LaRoche Petroleum Consultants dated August 7, 2013

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

August 13, 2013	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ S. Jeffrey Johnson	Principal Executive, Financial and Accounting Officer and Director	August 13, 2013
S. Jeffrey Johnson