Form 10-Q
period 2013-07-31
CIRCLE STAR ENERGY CORP.
filed 2013-09-13
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Number of common shares outstanding at September 12, 2013: 50,525,133

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$66,460	$125,109
Trade accounts receivable	186,389	128,117
Prepaid expenses and other assets	19,433	42,840
Total Current Assets	272,282	296,066
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	815,589	815,589
Proved properties	3,105,961	3,110,292
Less: accumulated depletion, depreciation and amortization	(972,075)	(912,634)
Oil and Gas properties-net	2,949,475	3,013,247

Investment in partnership	167,215	167,215
Total Assets	$3,388,972	$3,476,528

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$724,122	$678,292
Accrued liabilities	176,527	334,464
Salaries and taxes payable	98,276	197,046
Interest payable	528,890	436,890
Convertible notes payable, net of unamortized discount	2,750,000	2,752,800
Derivative liabilities associated with convertible securities	132,972	63,671
Total Current Liabilities	4,410,787	4,463,163
Convertible notes payable, net of unamortized discount	1,361,799	1,330,712
Total Liabilities	5,772,586	5,793,875
STOCKHOLDERS' (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 50,525,133 and 44,173,404 common shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively.	50,526	44,174
Additional paid in capital	20,176,323	19,699,656
Accumulated deficit	(22,610,463)	(22,061,177)
Total Stockholders' (Deficit)	(2,383,614)	(2,317,347)
Total Liabilities and Stockholders' (Deficit)	$3,388,972	$3,476,528

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012
Revenues
Oil sales	$285,834	$147,401
Gas sales	13,054	3,203
Total Revenues	298,888	150,604

Operating Expenses
Lease operating	13,382	17,774
Production taxes	13,990	7,336
Depreciation, depletion, and amortization	62,220	82,465
Exploration costs	-	25,507
General and administrative	516,020	1,426,786
Total Operating Expenses	605,612	1,559,868
Loss from Operations	(306,724)	(1,409,264)

Other Income (Expense)
Interest expense	(211,253)	(441,509)
Derivative liability expense	(22,135)	-
Change in fair value of derivative liability	(8,577)	-
Gain in connection with settlement of accrued liabilities	10,353	-
Loss on sale of assets	-	(89,847)
Distributions in connection with net profits interest	(22,940)	-
Net (Loss) before equity in earnings (loss) of unconsolidated affiliates	(561,276)	(1,940,620)
Equity in earnings (loss) of unconsolidated affiliates	11,990	9,916
Net (Loss)	$(549,286)	$(1,930,704)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.05)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	43,525,173	36,601,529

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012
Cash flows from operating activities
Net (loss)	$(549,286)	$(1,930,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	62,220	82,465
Amortization of discount on notes payable	119,149	330,631
Share-based compensation	222,722	959,890
Derivative liability expense	22,135	-
Change in fair value derivative liability	8,577	-
Equity in earnings of unconsolidated affiliate	-	(9,916)
Gain in connection with settlement of accrued liabilities	(10,353)	-
Loss on sale of oil and gas properties	-	89,847
Changes in operating assets and liabilities:
Trade accounts receivable	(52,365)	64,297
Prepaid expenses and other assets	17,500	(8,120)
Accounts payable	47,384	156,019
Accrued liabilities	31,201	9,177
Bank overdrafts	-	(409,544)
Interest payable	92,000	77,520
Net cash provided by (used) in operating activities	10,884	(588,438)
Cash flows from investing activities
Acquisitions of oil and gas properties, net	-	(135,971)
Distributions in connection with working interest partners	(119,533)	-
Net cash used in investing activities	(119,533)	(135,971)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	1,950,000
Payments on note issued to seller	-	(1,250,000)
Proceeds from convertible notes	50,000	-
Net cash provided by financing activities	50,000	700,000
Net decrease in cash	(58,649)	(24,409)
Cash
Beginning of year	125,109	60,626
End of period	$66,460	$36,217
Supplemental Cash Flow Information:
Cash paid for interest	$103	$33,453
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$-	$250,000
Common stock issued for acquisition of WEVCO leases	$-	$534,000
Common stock issued for acquisition of Blue Ridge leases	$-	$1,827,700
Common stock issued in connection with debt conversion and in settlement of accrued liabilities	$284,784	$-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Circle Star Energy Corporation ("we," "us," "our," "Circle Star" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, global economic and financial market conditions, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Circle Star's Annual Report on Form 10-K for the year ended April 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013.

2.           GOING CONCERN

At July 31, 2013, we had cash and cash equivalents of $66,460 and a working capital deficit of $4,138,505.  For the three months ended July 31, 2013, we had a net loss of $549,286 and an operating loss of $306,724 and cash provided by operations amounted to $10,884. As of July 31, 2013 our $2,750,000 10%, February 8, 2013 notes payable had matured, the principal and accrued interest remain outstanding.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investees accounted for under the Equity Method and distributions to High Plains Oil

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting. JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas. The Company’s investment in JHEI was $167,215 and $167,215 as of July 31, 2013 and April 30, 2013, respectively. The Company has elected to use the equity method, as we may have the ability to exercise significant influence on the investee. During the three months ended July 31, 2013, we received earnings distributions of $11,990 related to the investment in JHEI. During the three months ended July 31, 2013 we paid $22,940 to High Plains Oil, LLC (“High Plains”) related to it’s retained net profits interest in JHE.  High Plains is an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, Mr. Johnson transferred his ownership of the net profits interest in JHE to an unrelated third party. (Note 10)

Advances from Working Interest Partners

In January 2013, the Company entered into two Participation agreements, whereby the Company became the operator of two wells in Trego County Kansas.  Advances from working interest partners included in cash on our consolidated balance sheet as of July 31, 2013 consists of cash calls received from the other working interest owner, net of costs incurred on the respective wells.

4.           FAIR VALUE MEASUREMENTS

The Company has adopted new guidance under ASC Topic 820, Fair Value Measurements and Disclosures.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No.2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets of liabilities

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The following table sets forth the liabilities as July 31, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$132,972	-	-	$132,972

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended July 31, 2013.

July 31, 2013
Beginning balance May 1, 2013	$63,671
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	83,185
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	(22,461)
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	8,577
Ending balance July 31, 2013	$132,972

5.           INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

July 31, 2013
Common stock awards issuable pursuant to service contract	400,000
Common stock options	-
Common stock awards	8,644,003
Convertible notes payable	4,070,000
Common stock warrants	250,000
Total	13,364,003

All of the common shares underlying the stock options, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the three months ended July 31, 2013 respectively because their effects were considered anti-dilutive.

During the three months ended July 31, 2013, $50,000 in cash was received from the issuance of convertible notes payable (Note 6).  These notes contain an embedded conversion feature whereby the notes may be converted into shares of the company’s common stock. The dilutive impact of these securities fluctuates based on the terms of the conversion feature. The dilutive impact as of July 31, 2013 has been included herein. The dilutive impact of a potential conversion of these notes in subsequent periods may,  vary significantly depending on the market value of our common shares at the time of conversion.

6.           NOTES PAYABLE

As of July 31, 2013 and April 30, 2013, notes payable consisted of the following:

	July 31, 2013	April 30, 2013
Current Portion
(a) Convertible notes payable 10% – February 8, 2013	$2,750,000	$2,750,000
(b) Convertible notes payable 10% – August 15, 2014	61,050	67,713
Less discount on convertible notes payable	(61,050)	(64,913)
Total current portion	$2,750,000	$2,752,800

Long Term Portion
(c) Convertible notes payable 6% – September 14, 2014	$1,500,000	$1,500,000
Less discount on convertible notes payable	(138,201)	(169,288)
Total long term portion	$1,361,799	$1,330,712
Total Notes Payable	$4,111,799	$4,083,512

(a) The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000. The Company is in default and is unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes.

(b) On August 15, 2012, the Company entered into a $555,000 convertible note agreement. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument.

During the three months ended July 31, 2013, we received net cash proceeds of $50,000 related to borrowings under the terms of the initial note agreement. As of July 31, 2013, we had an outstanding balance of $61,050 under the terms of the note and recorded a discount in the amount of $61,050 to be amortized over the term of the note. The note bore no interest for the first 90 days and at 10% thereafter. The terms of the note indicate that any principal were not repaid within 90 days of the initial funding, the 10% interest charge on all outstanding principal was to accrue immediately. Therefore we have accrued $5,000 as a component of the principal balance as of July 31, 2013. In addition we have recorded $5,000 in original issuance discount and $1,050 in fees as components of the principal balance. The note is convertible into Common Shares at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

In connection with this conversion feature, we have recorded a derivative liability totaling $83,185 for the $50,000 draw related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of July 31, 2013, we have recorded a liability of $132,972 related to the embedded conversion feature and recorded losses of $49,786 during the three months ended July 31, 2013, related to the change in its fair value. We used the Black-Scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included: volatility ranging from 199.51% on the date of issuance, to 211.9% as of the end of the reporting period; risk free interest rates ranging from 0.13% on the date of issuance, to 0.11% at the end of the reporting period; and an assumed dividend rate of 0%.

In May, June and July, 2013 the Company received conversion notices from the holders of the $555,000 convertible note. The conversion notices indicated the conversion of $82,838 in principal, accrued interest and original issuance discount into 2,296,748 Common Shares at conversion prices of $0.053, $0.053, $0.023 and $0.023 per share respectively (Note 7).

(c) On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000. The Notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The Notes are convertible at the option of the holder into Common Shares at a conversion price of $1.50 per share. The Notes are redeemable prior to maturity at the option of the Company and can be repaid in whole or in part at any time without a premium or penalty. Upon issuance, the notes were discounted by $370,000 to reflect the beneficial conversion value that existed on that date. This discount is being amortized over the term of the note payable utilizing the effective interest method. As of July 31, 2013, the remaining unamortized discount related to the notes was $138,201. Interest is payable with the principal on September 14, 2014.

7.           SHAREHOLDERS’ EQUITY

Common Shares

As of July 31, 2013 and April 30, 2013, 100,000,000 shares of our $0.001 par value common shares were authorized, 50,525,133 and 44,173,404 were issued and outstanding respectively.

•
On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,250 in principal related to our August 15, 2014, 10% convertible notes payable. (Note 6)

•
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 15, 2014, 10% convertible notes payable. (Note 6)

•
On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,259 in principal related to our August 15, 2014, 10% convertible notes. (Note 6)

•
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 15, 2014, 10% convertible notes payable. (Note 6)

•
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson, (‘Johnson”) our Chief Executive Officer and President at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, which were initially granted at $1.89 per share, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares. In connection with the issuance of these additional shares we have recorded share based compensation expense in the amount of $20,193.

•
On June 27, 2013 we issued 33,333 shares of common stock to an employee of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $2.60 per share.

•
On June 27, 2013 we issued 1,591,675 shares of common stock at $0.05 per share the market value of the shares on the date of grant, to Johnson, in connection with the forgiveness of $63,667 in accrued salaries owed Mr. Johnson. In connection with this issuance of shares we have recorded additional share based compensation expense of $15,917, related to an allowance for the income tax effect of the issuance.

•
On June 27, 2013 we issued 1,568,750 shares of common stock at $0.05 per share the market value of the shares on the date of grant, to an employee of the Company in connection with the forgiveness of $62,750 in accrued salaries. In connection with this issuance of shares we have recorded share based compensation expense of $15,688, related to an allowance for the income tax effect of the issuance.

•
On July 12, 2013 we issued 103,973 shares of common stock to a former director of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

Stock Warrants

As of July 31, 2013, there were 250,000 warrants to purchase the Company’s common shares outstanding. The warrants are exercisable at a weighted average exercise price of $2.75 and have a remaining contractual life of 1.79 years.

8.           SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s common-stock options activity through July 31, 2013, is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2013	350,000	$0.50
Forfeitures	(350,000)	0.50
Balance at end of period	-	$0.50
Exercisable at July 31, 2013	-	$0.50

During the three months ended July 31, 2013, 350,000 of our stock options were forfeited by our former Chief Financial Officer. Total unrecognized compensation cost related to the non-vested common stock options was $52,816 as of July 31, 2013, which will be recognized over a period of 1.0 year.

We recognized share-based compensation expense including all option and common share awards expense of $222,722 and $959,890 for the three months ended July 31, 2013 and 2012, respectively.

9.           INCOME TAXES

The effective income tax rates for the three months ended July 31, 2013 and 2012 were $nil. Total income tax expense for the three months ended July 31, 2013 and 2012, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

10.         RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2013, the Company made cash payments of $22,940 to High Plains Oil, LLC (“High Plains”) related to its retained net profits interest. As of July 31, 2013, we have recorded a liability in the amount of $nil related to HPO’s retained net profits interest. High Plains is an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, Mr. Johnson transferred his ownership of the net profits interest in JHE to an unrelated third party. (Note 3)

11.         LITIGATION

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”). Cottonwood alleged breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the Company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”). Cottonwood filed the complaint in response to the Company’s termination of the Cottonwood Purchase Agreement after the Company had determined that Cottonwood had options to title to less than 12,908.46 net acres, and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood was seeking damages of at least $4,324,180. On May 31, 2013 a mutual release and settlement agreement was executed by all parties. In connection therewith the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013. The costs related to the basis of the acreage transferred to Cottonwood were impaired during the fiscal year ended April 30, 2013.

12.         SUBSEQUENT EVENTS

The 10% convertible notes were due on February 8, 2013 in the principal amount of $2,750,000 and have matured (Note 6). The Company was unable to repay the principal and accrued interest. The Company remains in discussion with the holders of the notes related to a potential extension and or modification of the terms of the notes.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and  natural gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties,  potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward looking statements.

As used in this quarterly report on Form 10Q, and unless otherwise indicated the terms “we”, “us”, “our”, “Circle Star” and the “Company” refer to Circle Star Energy Corp. All dollar amounts in this quarterly report on Form 10Q are expressed in U.S. dollars, unless otherwise indicated.

Overview

Since the Company’s incorporation on May 21, 2007 through June 2011, we had limited operations primarily focused on organizational matters and developing an online help desk customer support system to assist service companies to improve their customer relationship management. In fiscal 2011, we began to explore opportunities to diversify our business. Our focus has been the acquisition of royalty, working interests and mineral interests in certain oil and gas properties in Texas and Kansas. On June 16, 2011, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, 2011, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

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

Results of Operations

The financial information with respect to the three months ended July 31, 2013 and 2012, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three months ended July 31, 2013 and 2012.

	Three Months Ended
	July 31, 2013	July 31, 2012
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$298,888	$150,604
Lease operating and production taxes	27,372	25,110
General and administrative	516,020	1,426,786
Depreciation, depletion and amortization	62,220	82,465
Exploration costs	-	25,507
Loss from operations	(306,724)	(1,409,264)

Net (loss)	(549,286)	(1,930,704)

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the three months ended July 31, 2013. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended
	July 31, 2013	July 31, 2012
Revenues:
Oil	$285,834	$147,401
Gas	13,054	3,203
Total oil and gas sales	$298,888	$150,604
Production:
Oil (Bbls)	2,885	1,578
Gas (Mcf)	2,447	1,475
Total (BOE)	3,294	1,824
Total (BOE/d)	36	20

Average Prices
Oil (per bbls)	$99.04	$93.41
Gas (Per Mcf)	5.33	2.17
Total (Per BOE)	$90.74	$82.56

Production Costs (Per BOE)	$27.20	$73.13

Revenue and Operating Trends

For the three months ended July 31, 2013, we did not generate sufficient revenues to cover our operating expenses. We do not anticipate generating sufficient revenue from operations to cover our operating expenses in the near term.

Industry Overview for the three months ended July 31, 2013

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

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farmins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues and increase future expected costs necessary to develop existing reserves.

To fund our current working capital needs and maintain our current drilling and acquisition program, we must access the public or private equity or debt markets. Also, additional capital is necessary for future development of reserves, acquisitions, additional working capital or other liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

Company Overview for the three months ended July 31, 2013

Our net loss for the three months ended July 31, 2013 was $549,286. From our inception through July 31, 2013, we have received nominal revenues from our oil and natural gas activities, while incurring substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through July 31, 2013 of $22,610,463. We anticipate that we will incur net losses through fiscal 2014 and beyond until we can significantly increase production and revenue.

Comparison of Results of Operations for the three months ended July 31, 2013 and 2012

Oil and gas sales. Oil and gas sales increased $148,284, or 98%, for the three months ended July 31, 2013, to $298,888 from $150,604 for the three months ended July 31, 2012. The $148,284 increase in oil and gas sales was primarily attributable to an increase in production volumes, notably increases in the production of oil, coupled with increases in the average price per BOE.  Production volumes increased primarily due to the addition of interests in two oil producing wells.

Oil and gas production.  Production for the three months ended July 31, 2013 totaled 3,294 BOE (36BOE/d), compared to 1,824 BOE (20BOE/d) in the prior year period, an increase of 81%.  The increase in production in the 2014 fiscal period is the result primarily of the addition of interests in two producing wells.  Subject to commodity prices, which could impact drilling activity, we expect production to continue to increase during the remainder of the 2014 fiscal period.

Lease operating expenses. Our lease operating expenses (“LOE”) decreased $4,392, or 25% to $13,382 for the three months ended July 31, 2013, from $17,774 for the three months ended July 31, 2012. The $4.06 per BOE/LOE  in the 2014 fiscal period as compared to $9.74 per BOE/LOE in the 2013 fiscal period was primarily attributable to an increase in oil volumes produced as a percentage of our overall sales.

Severance and production taxes. Our severance and production taxes increased $6,654, or 91% to $13,990 for the three months ended July 31, 2013, from $7,336 for the three months ended July 31, 2012. The increase in severance and production taxes was due primarily to the increase in overall sales.

General and administrative. Our general and administrative expenses (“G&A”) decreased $910,766 or 64%, to $516,020 for the three months ended July 31, 2013, from $1,426,786 for the three months ended July 31, 2012.  The decrease in G&A was primarily due to lower share-based compensation and reduced legal expense and accounting fees.  For the remainder of the fiscal year 2014, we expect G&A to remain reasonably stable with slight decreases as our share based compensation expense should continue to decrease related to the prior period.

Depreciation, depletion, and amortization. Our depreciation, depletion and amortization expense (“DD&A”) decreased $20,245 or 25%, to $62,220 for the three months ended July 31, 2013, from $82,465 for the three months ended July 31, 2012. The decrease in DD&A expense over the prior year period was primarily attributable to fewer gas producing wells in service during the 2014 fiscal period related to the disposition of assets during the comparable prior year quarter.

Gain in connection with settlement of accrued liabilities.  Gains recorded during the three months ended July 31, 2013 amounted to $10,353.  These gains resulted from the adjustment in accrued salary amounts owed to our former CFO.

Interest expense, net.  Our interest expense, net, decreased $230,256, or 52%, to $211,253 for the three months ended July 31, 2013, from $441,509 for the three months ended July 31, 2012. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have matured, coupled with the conversion of convertible notes and associated deferred financing charges during the comparable prior period.

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

We had a working capital deficit of $4,138,505 at July 31, 2013 versus $4,167,097 at April 30, 2013.  Our working capital deficit decreased during three months ended July 31, 2013 due primarily to decreases in losses incurred in connection with operations. Our loss from operations amounted to $306,724 for the three months ended July 31, 2013.

Our cash balance at July 31, 2013 was $66,460 of which $38,615 relates to advances from our working interest partners, as compared to $125,109 at April 30, 2013. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2013	$125,109
Sources of cash:
Cash from operations	10,884
Cash provided by financing activities	50,000
Total sources of cash including cash on hand	185,993
Uses of cash:

Cash used in investing activities	(119,533)
Total uses of cash	(119,533)
Cash balance at July 31, 2013	$66,460

Net cash from operating activities of $10,884 for the three months ended July 31, 2013 was attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Three Months Ended
	July 31, 2013	July 31, 2012
Proceeds from sale of common shares	$-	$1,950,000
Proceeds from convertible notes payable	50,000	-
Payments on note issued to seller	-	(1,250,000)
Net cash provided by financing activities	$50,000	$700,000

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $119,533 and $135,971 for the three months ended July 31, 2013 and 2012, respectively.

Additional disclosure related to the Company’s liquidity and capital resources can be found in the section “Financing Activities” below.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures, growth strategy requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2013/2014 Capital”. If we are unable to generate revenues necessary to finance our operations over the long-term, we must seek additional capital through the sale of our equity or additional borrowings and or the sale of our assets.

As discussed in the “Outlook for 2013/2014 Capital”, although difficult to quantify we are forecasting significant capital expenditures. We may need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of the fiscal year ended 2014 to fund ongoing operations and to follow through with plans for continued exploitation of our oil and gas properties.

Recent Developments

Financing Activities

•
On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,250 in principal related to our August 15, 2014, 10% convertible notes payable.

•
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 15, 2014, 10% convertible notes payable.

•
On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,259 in principal related to our August 15, 2014, 10% convertible notes.

•
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 15, 2014, 10% convertible notes payable.

•
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson, (‘Johnson”) our Chief Executive Officer and President at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares.

•
On June 27, 2013 we issued 33,333 shares of common stock to an employee of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $2.60 per share.

•	On June 27, 2013 we issued 1,591,675 shares of common stock at $0.05 per share to Johnson, in connection with the forgiveness of $63,667 in accrued salaries owed Mr. Johnson.

•	On June 27, 2013 we issued 1,568,750 shares of common stock at $0.05 per share to an employee of the Company in connection with the forgiveness of $62,750 in accrued salaries.

•
On July 12, 2013 we issued 103,973 shares of common stock to a former director of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

Oil and Gas Properties

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

Kansas

The Company operates 2 wells in Kansas.  The Company owns a 25% working interest (approximately 20% net revenue interest) before payout and a 43.75% working interest (approximately 35% net revenue interest) after payout in both wells which are located in Trego County.  As of July, 31, 2013, the Company had approximately 9,838 net leased acres in Kansas.  Approximately 1,480 are located in Trego County and approximately 8,358 are located in Sheridan County.  There are multiple potential pay zones of interest with the primary zones of interest being the Arbuckle, Marmaton & Lansing-Kansas City ranging from approximately 3,200 feet to approximately 4,300 feet in depth.

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

Director Compensation

On July 12, 2013 we issued 103,973 shares of common stock at $0.03 per share to a former director of the Company.

Litigation

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”). Cottonwood alleged breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the Company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”). Cottonwood filed the complaint in response to the Company’s termination of the Cottonwood Purchase Agreement after the Company had determined that Cottonwood had options to title to less than 12,908.46 net acres, and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood was seeking damages of at least $4,324,180. On May 31, 2013 a mutual release and settlement agreement was executed by all parties. In connection therewith the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013. The costs related to the basis of the acreage transferred to Cottonwood were impaired during the fiscal year ended April 30, 2013.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended April 30, 2013.  There were no material changes to our contractual obligations since April 30, 2013, except items described in "Recent Developments".

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Instruments

As of July 31, 2013 and 2012, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Outlook for 2013/2014 Capital

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

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.  Please refer  to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended April 30, 2013 for the description of critical accounting policies and estimates.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended July 31, 2013, an evaluation was carried out by the Company’s sole officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the sole officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s sole officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Cottonwood

On or about June 18, 2012, the Company’s registered agent was served with a complaint (Civil Action No. 12-CV-327-CVE-PJC) filed in the United States District Court for the Northern District of Oklahoma by Cottonwood Natural Resources, Ltd. (“Cottonwood”). Cottonwood alleged breach of contract and fraud in connection with a Purchase and Sale Agreement dated April 19, 2012 between the Company and Cottonwood (the “Cottonwood Purchase Agreement”) related to the purchase of certain oil and gas interests in approximately 14,640 acres in Finney County, Kansas (the “Finney Property”). Cottonwood filed the complaint in response to the Company’s termination of the Cottonwood Purchase Agreement after the Company had determined that Cottonwood had options to title to less than 12,908.46 net acres, and Cottonwood failed to disclose all material facts related to the Finney Property. Cottonwood was seeking damages of at least $4,324,180. On May 31, 2013 a mutual release and settlement agreement was executed by all parties. In connection therewith the Company assigned 4,160 acres in Sheridan County, Kansas to Cottonwood on June 5, 2013.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

•	On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, in connection with the conversion of $26,250 in principal related to our August 15, 2014, 10% convertible notes payable.

•
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 15, 2014, 10% convertible notes payable.

•	On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, in connection with the conversion of $15,259 in principal related to our August 15, 2014, 10% convertible notes.

•
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 15, 2014, 10% convertible notes payable.

•
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson, (‘Johnson”) our Chief Executive Officer and President at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares.

•
On June 27, 2013 we issued 33,333 shares of common stock to an employee of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $2.60 per share.

•	On June 27, 2013 we issued 1,591,675 shares of common stock at $0.05 per share to Johnson, in connection with the forgiveness of $63,667 in accrued salaries owed Mr. Johnson.

•	On June 27, 2013 we issued 1,568,750 shares of common stock at $0.05 per share to an employee of the Company in connection with the forgiveness of $62,750 in accrued salaries.

•
On July 12, 2013 we issued 103,973 shares of common stock to a former director of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

No underwriters were used in the above stock transactions. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business. A restrictive legend was placed on the certificates evidencing the securities issued.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

Not applicable.

Item 5.                 Other Information.

Not applicable.

Item 6.                 Exhibits.

Exhibit	Description
3.1
Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008, and incorporated by reference); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
10.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
10.2	Amended and Restated Pledge and Security Agreement, dated effective June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed on June 21, 2011)
10.3	Novation and Assignment, dated effective June 10, 2011 (included as Exhibit 10.3 to the Form 8-K filed on June 21, 2011)
10.4	Promissory Note, dated effective January 1, 2011 (included as Exhibit 10.4 to the Form 8-K filed on June 21, 2011)
10.5	Installment Agreement (included as Exhibit 10.5 to the Form 8-K filed on June 21, 2011)
10.6	Form of Subscription Agreement (included as Exhibit 10.6 to the Form 8-K filed on June 21, 2011)
10.7	Contribution Agreement entered into between Felipe Pati and the Company (included as Exhibit 10.1 to the Form 8-K filed on July 12, 2011)
10.8	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.9	G. Jonathan Pina Employment Agreement (included as Exhibit 10.1 to the Form 8-K filed on July 13, 2011)
10.10	Consulting Agreement effective June 15, 2011, between Big Sky Management Ltd. and Digital Valleys Corp. (included as Exhibit 10.10 to the Annual report on Form 10-K/A filed on August 16, 2011)
10.11	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.12	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.13	Letter Agreement dated December 1, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 7, 2011)
10.14	Amending Agreement among the Company and G. Jonathan Pina entered into on December 21, 2011 (included as Exhibit 10.1 to the Form 8-K filed on December 23, 2011)
10.15	Membership Interest Purchase Agreement between the Company and Colonial Royalties, LLC dated December 30, 2011 (included as Exhibit 10.1 to the Form 8-K filed on January 5, 2012)
10.16	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.17	Form of 10% Convertible Note (February 2012) (included as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on March 16, 2012)

10.18	Inter-Creditor Agreement (included as Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.19	First Amendment to Assignment and Novation Agreement (included as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.20	First Amendment to Amended and Restated Membership Interest Pledge and Security Agreement (included as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on March 16, 2012)

10.21	Leasehold Purchase Agreement dated March 8, 2012 (included as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.22	Form of 10% Convertible Note (March 2012) (included as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.23	Addendum to March 2012 Convertible Note Subscription Agreement (included as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on March 16, 2012)
10.24	Amendment to Leasehold Purchase Agreement dated April 24, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.25	Second Amendment to Leasehold Purchase Agreement dated June 12, 2012 among the Company and Wevco Production, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.26	Purchase and Sale Agreement dated April 17, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.27	Amendment to the Purchase and Sale Agreement dated July 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2012)
10.28	Debt Conversion Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.29	Form of Note Extension Agreement (included as exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed on October 10, 2012)
31.1	Certification of the Principal Executive, Financial and Accounting Officer and Director pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive, Financial and Accounting Officer and Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of LaRoche Petroleum Consultants dated August 7, 2013 (included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on August 13, 2013)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: September 13, 2013	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and Director)