Form 10-Q
period 2013-10-31
CIRCLE STAR ENERGY CORP.
filed 2013-12-16
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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

Number of common shares outstanding at December 16, 2013: 51,156,175

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$84,391	$125,109
Trade accounts receivable	177,988	128,117
Prepaid expenses and other assets	2,600	42,840
Total Current Assets	264,979	296,066
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	815,589	815,589
Proved properties	3,107,595	3,110,292
Less: accumulated depletion, depreciation and amortization	(1,020,172)	(912,634)
Oil and Gas properties-net	2,903,012	3,013,247

Investment in partnership	167,215	167,215
Total Assets	$3,335,206	$3,476,528

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$502,317	$678,292
Accrued liabilities	141,706	334,464
Salaries and taxes payable	80,379	197,046
Interest payable	620,890	436,890
Convertible notes payable, net of unamortized discount	4,142,918	2,752,800
Derivative liabilities associated with convertible securities	55,849	63,671
Total Current Liabilities	5,544,059	4,463,163
Convertible notes payable, net of unamortized discount	-	1,330,712
Total Liabilities	5,544,059	5,793,875
STOCKHOLDERS' (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 51,156,175 and 44,173,404 common shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively.	51,156	44,174
Additional paid in capital	20,278,466	19,699,656
Accumulated deficit	(22,538,475)	(22,061,177)
Total Stockholders' (Deficit)	(2,208,853)	(2,317,347)
Total Liabilities and Stockholders' (Deficit)	$3,335,206	$3,476,528

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Revenues
Oil sales	$413,095	$195,997
Gas sales	31,193	15,457
Total Revenues	444,288	211,454

Operating Expenses
Lease operating	61,452	18,011
Production taxes	17,868	10,766
Exploration costs	-	55,072
Depreciation, depletion, and amortization	48,451	133,761
Impairment of oil and gas properties	-	3,566,497
General and administrative	346,625	1,333,693
Total Operating Expenses	474,396	5,117,800
Loss from Operations	(30,108)	(4,906,346)

Other Income (Expense)
Interest expense	(123,145)	(523,388)
Change in fair value of convertible securities liability	77,123	(39,145)
Loss in connection with conversion of notes payable	-	(406,334)
Gain in connection with settlement of accounts payable	167,590	-
Distributions in connection with net profits interest	(22,197)	-
Net Income (Loss) before equity in earnings of unconsolidated affiliates	69,263	(5,875,213)
Equity in earnings of unconsolidated affiliates	2,725	-
Net Income (Loss)	$71,988	$(5,875,213)

Earnings (Loss) Per Common Share:
Basic	$0.00	$(0.14)
Diluted	$0.00	$-

Weighted Average Shares Outstanding
Basic	50,955,074	41,239,354
Diluted	56,501,741	-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended October 31, 2013	Six months ended October 31, 2012
Revenues
Oil sales	$698,929	$343,398
Gas sales	44,247	18,660
Total Revenues	743,176	362,058

Operating Expenses
Lease operating	74,834	35,785
Production taxes	31,858	18,102
Exploration costs	-	80,579
Depreciation, depletion, and amortization	110,671	216,226
Impairment of oil and gas properties	-	3,566,497
General and administrative	862,645	2,760,479
Total Operating Expenses	1,080,008	6,677,668
Loss from Operations	(336,832)	(6,315,610)

Other Income (Expense)
Interest expense	(334,398)	(964,897)
Derivative liability expense	(22,135)	-
Change in fair value of convertible securities liability	68,546	(39,145)
Loss in connection with conversion of notes payable	-	(406,334)
Gain in connection with settlement of accounts payable	177,943	-
Loss on sale of assets	-	(89,847)
Distributions in connection with net profits interest	(45,137)	-
Net (Loss) before equity in earnings of unconsolidated affiliates	(492,013)	(7,815,833)
Equity in earnings of unconsolidated affiliates	14,715	9,916
Net (Loss)	$(477,298)	$(7,805,917)

Net (Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.20)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	48,967,186	38,920,441

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended October 31, 2013	Six months ended October 31, 2012
Cash flows from operating activities
Net (loss)	$(477,298)	$(7,805,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	110,671	216,226
Amortization of discount on notes payable	150,236	746,505
Share-based compensation	357,101	1,761,001
Impairment of oil and gas properties	-	3,566,497
Exploration costs	-	80,579
Derivative liability expense	22,135	-
Change in fair value derivative liability	(68,546)	39,145
Equity in earnings of unconsolidated affiliate	-	(9,916)
(Gain) Loss on conversion of debt and settlement of accounts payable	(177,910)	406,334
Loss on sale of oil and gas properties	-	89,847
Changes in operating assets and liabilities:
Trade accounts receivable	(43,964)	29,261
Prepaid expenses and other assets	34,333	6,955
Accounts payable	(8,385)	372,605
Accrued liabilities	(32,354)	100,349
Bank overdrafts	-	(409,544)
Interest payable	184,000	185,033
Net cash provided by (used in) operating activities	50,019	(625,040)

Cash flows from investing activities
Acquisitions of oil and gas properties, net	(436)	(203,953)
Distributions in connection with working interest partners	(140,301)	10,355
Net cash (used in) provided by investing activities	(140,737)	(193,598)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	1,950,000
Payments on note issued to seller	-	(1,250,000)
Proceeds from convertible notes	50,000	125,000
Net cash provided by financing activities	50,000	825,000
Net (decrease) increase in cash	(40,718)	6,362
Cash
Beginning of year	125,109	60,626
End of period	$84,391	$66,988
Supplemental Cash Flow Information:
Cash paid for interest	$103	$33,453
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$-	$250,000
Common stock issued for acquisition of Blue Ridge leases	$-	$2,361,700
Common stock issued in connection with debt conversion and in settlement of accrued liabilities	$284,784	$979,949

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

2.           GOING CONCERN

At October 31, 2013, we had cash and cash equivalents of $84,391 and a working capital deficit of $5,279,080.  For the six months ended October 31, 2013, we had a net loss of $477,298 and an operating loss of $336,832 and cash provided by operations amounted to $50,019. As of October 31, 2013 our 10% convertible notes payable due February 8, 2013 in the principal amount of $2,750,000 had matured, and the principal and accrued interest remain outstanding, which notes are currently in default and in litigation.

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

There can be no assurance that financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  Unprecedented disruptions in the credit and financial markets over the past two years have had a significant material adverse impact on access to capital and credit for many companies. Considering our financial condition, we may be forced to issue debt or equity at less favorable terms than would otherwise be available. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting. JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas. The Company’s investment in JHEI was $167,215 and $167,215 as of October 31, 2013 and April 30, 2013, respectively. The Company has elected to use the equity method, as we may have the ability to exercise significant influence on the investee. During the six months ended October 31, 2013, we received earnings distributions of $14,715 related to the investment in JHEI.

Transfer of net profits interest

During the six months ended October 31, 2013 we paid $45,137 to High Plains Oil related to its 10% retained net profits interest in our wholly-owned subsidiary, JHE Holdings, LLC (“JHE”).  This net profits interest had been owned by High Plains Oil, LLC (“High Plains”), an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, High Plains transferred its ownership of the net profits interest to an unrelated third party. (Note 10)

Advances from Working Interest Partners

In January 2013, the Company entered into two Participation agreements, whereby the Company became the operator of two wells in Trego County, Kansas.  Advances from working interest partners are included in accrued liabilities on our consolidated balance sheet in the amount of $48,438 as of October 31, 2013 consisted of cash calls received from the other working interest owner, net of costs incurred on the respective wells.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued, ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending July 31, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

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

·	Level 1 – Quoted prices in active markets for identical assets of liabilities

·
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth the liabilities as October 31, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$55,849	-	-	$55,849

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended October 31, 2013.

October 31, 2013
Beginning balance May 1, 2013	$63,671
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	83,185
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	(13,884)
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	(77,123)
Ending balance October 31, 2013	$55,849

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

October 31, 2013
Common stock awards issuable pursuant to service contract	-
Common stock options	-
Common stock awards (a)	566,667
Convertible notes payable (b)	5,546,666
Common stock warrants	250,000
Total	6,363,333

All of the common shares underlying the stock options, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the six months ended October 31, 2013 respectively because their effects were considered anti-dilutive.

(a)	Common stock awards represent unvested portion of common shares issuable to employees upon completion of the requisite vesting period.

(b)
During the six months ended October 31, 2013, $50,000 in cash was received from the issuance of convertible notes payable (Note 6).  These notes contain an embedded conversion feature whereby the notes may be converted into shares of the Company’s common stock. The dilutive impact of these securities fluctuates based on the terms of the conversion feature. The dilutive impact as of October 31, 2013 has been included herein. The dilutive impact of a potential conversion of these notes in subsequent periods may,  vary significantly depending on the market value of our common shares at the time of conversion.

6.           NOTES PAYABLE

As of October 31, 2013 and April 30, 2013, notes payable consisted of the following:

	October 31, 2013	April 30, 2013
Current Portion
(a) Convertible notes payable 10% – February 8, 2013	$2,750,000	$2,750,000
(b) Convertible notes payable 10% – August 15, 2014	61,050	67,713
(c) Convertible notes payable 6% – September 14, 2014	1,500,000	-
Less discount on convertible notes payable	(168,132)	(64,913)
Total current portion	$4,142,918	$2,752,800

Long Term Portion
(c) Convertible notes payable 6% – September 14, 2014	$-	$1,500,000
Less discount on convertible notes payable	-	(169,288)
Total long term portion	$-	$1,330,712
Total Notes Payable	$4,142,918	$4,083,512

(a) The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000. The Company is in default and is unable to repay the principal and accrued interest. On October 28, 2013, the holders of the convertible notes filed a legal action against the Company in an attempt to collect the balance outstanding under the notes. The Company remains in discussion with the holders of the notes related to a potential extension and/or modification of the terms of the notes.

(b) On August 15, 2012, the Company entered into a convertible note agreement which allows the Company to borrow up to $555,000. The note matures on August 15, 2014. The terms of the note contain a 10% or $55,000 original issuance discount, to be pro-rated based on actual cash drawn in connection with the instrument. The note is convertible into common shares at the lesser of $0.55 or at a share value of 75% of the lowest closing share price for the 25 days preceding a conversion.

During the six months ended October 31, 2013, we received net cash proceeds of $50,000 related to borrowings under the terms of the initial note agreement. As of October 31, 2013, we had an outstanding balance of $61,050 under the terms of the note and recorded a discount in the amount of $61,050 to be amortized over the term of the note. The note bore no interest for the first 90 days and at 10% thereafter. The terms of the note indicate that if any principal were not repaid within 90 days of the initial funding, the 10% interest charge on all outstanding principal was to accrue immediately. Therefore we have accrued $5,000 as a component of the principal balance as of October 31, 2013. In addition we have recorded $5,000 in original issuance discount and $1,050 in fees as components of the principal balance.

In connection with this conversion feature, we have recorded a derivative liability totaling $83,185 for the $50,000 draw related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of October 31, 2013, we have recorded a liability of $55,849 related to the embedded conversion feature and recorded gains of $77,123 during the six months ended October 31, 2013, related to the change in its fair value. We used the Black-Scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included: volatility ranging from 199.51% on the date of issuance, to 211.9% as of the end of the reporting period; risk free interest rates ranging from 0.13% on the date of issuance, to 0.11% at the end of the reporting period; and an assumed dividend rate of 0%.

In May, June and July 2013, the Company received conversion notices from the holders of the $555,000 convertible note. The conversion notices indicated the conversion of $82,838 in principal, accrued interest and original issuance discount into 2,296,749 common shares at conversion prices of $0.053, $0.053, $0.023 and $0.023 per share respectively (Note 7).

(c) On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000. The notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The notes are convertible at the option of the holder into common shares at a conversion price of $1.50 per share. The notes are redeemable prior to maturity at the option of the Company and can be repaid in whole or in part at any time without a premium or penalty. Upon issuance, the notes were discounted by $370,000 to reflect the beneficial conversion value that existed on that date. This discount is being amortized over the term of the note payable utilizing the effective interest method. As of October 31, 2013, the remaining unamortized discount related to the notes was $168,132. Interest is payable with the principal on September 14, 2014.

7.           SHAREHOLDERS’ EQUITY

Common Shares

As of October 31, 2013 and April 30, 2013, 100,000,000 shares of our $0.001 par value common stock were authorized, 51,156,175 and 44,173,404 were issued and outstanding, respectively.

·
On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,250 in principal related to our August 14, 2014, 10% convertible notes payable. (Note 6)

·
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 14, 2014, 10% convertible notes payable. (Note 6)

·
On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,259 in principal related to our August 14, 2014, 10% convertible notes. (Note 6)

·
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 6)

·
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson (“Johnson”) our Chief Executive Officer and President, at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares. In connection with the issuance of these additional shares we have recorded share based compensation expense in the amount of $10,196.

·
On June 27, 2013 we issued 33,333 shares of common stock to an employee of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $2.60 per share.

·
On June 27, 2013 we issued 1,591,675 shares of common stock at $0.05 per share, the market value of the shares on the date of grant, to Johnson, in connection with the forgiveness of $63,667 in accrued salaries owed Mr. Johnson. In connection with this issuance of shares we have recorded additional share based compensation expense of $15,917, related to an allowance for the income tax effect of the issuance.

·
On June 27, 2013 we issued 1,568,750 shares of common stock at $0.05 per share, the market value of the shares on the date of grant, to an employee of the Company in connection with the forgiveness of $62,750 in accrued salaries. In connection with this issuance of shares we have recorded share based compensation expense of $15,688, related to an allowance for the income tax effect of the issuance.

·
On July 12, 2013 we issued 103,973 shares of common stock to a former director of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

·
On August 30, 2013 we issued 504,834 shares of common stock at $0.04 per share, the market value of the shares on the date of grant, to Johnson. The shares were issued in connection with the completion of the requisite vesting period, with all expense being recognized during the vesting period. An additional 126,208 shares of common stock were issued at $0.04 per share on that same date related to an allowance for the income tax effect of the issuance of the vested shares. In connection with the issuance of the additional shares for the income tax effect we have recorded additional share based compensation expense of $5,048.

Stock Warrants

As of October 31, 2013, there were 250,000 warrants to purchase the Company’s common shares outstanding. The warrants are exercisable at a weighted average exercise price of $2.75 and have a remaining contractual life of 1.54 years.

8.           SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s common-stock options activity through October 31, 2013, is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2013	350,000	$0.50
Forfeitures	(350,000)	0.50
Balance at end of period	-	$-
Exercisable at October 31, 2013	-	$-

During the six months ended October 31, 2013, 350,000 of our stock options were forfeited by our former Chief Financial Officer.
We recognized share-based compensation expense including all option and common share awards expense of $357,101 and $1,761,000 for the six months ended October 31, 2013 and 2012, respectively.

9.           INCOME TAXES

The effective income tax rates for the six months ended October 31, 2013 and 2012 were nil. Total income tax expense for the six months ended October 31, 2013 and 2012, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

10.         RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2013, the Company made cash payments of $45,137 to High Plains related to its retained net profits interest. As of October 31, 2013, we have recorded a liability in the amount of $nil related to High Plain’s retained net profits interest. High Plains is an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, High Plains transferred its ownership of the net profits interest to an unrelated third party. (Note 3)

11.         LITIGATION

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

Convertible Notes

On October 28, 2013 the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in an attempt to collect the outstanding balance related to these notes. We are currently in discussion with the holders of the notes and the outcome of the pending legal claims is unknown.

12.         SUBSEQUENT EVENTS

Subsequent to October 31, 2013 we remain in discussion with the holders of our 10% convertible notes due February 8, 2013 related to a suit filed against the Company on October 28, 2013.

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

Results of Operations

The financial information with respect to the three and six months ended October 31, 2013 and 2012, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three and six months ended October 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$444,288	$211,454	$743,176	$362,058
Lease operating, production and other	79,320	28,777	106,692	53,887
General and administrative expenses	346,625	1,333,693	862,645	2,760,479
Depreciation, depletion and amortization	48,451	133,761	110,671	216,226
Impairment of oil and gas properties	-	3,566,497	-	3,566,497
Exploration costs	-	55,072	-	80,579
Loss from operations	(30,108)	(4,906,346)	(336,832)	(6,315,610)

Net income (loss)	$71,988	$(5,875,213)	$(477,298)	$(7,805,917)

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the three and six months ended October 31, 2013. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Revenue
Oil	$413,095	$195,997	$698,929	$343,398
Gas	31,193	15,457	44,247	18,660
Total oil and gas sales	$444,288	$211,454	$743,176	$362,058
Sales Volume
Oil (Bbls)	3,580	2,132	6,465	3,710
Gas (Mcf)	4,989	3,067	7,436	4,542
Total (BOE)	4,411	2,643	7,704	4,467
Total (BOE/d)	48	29	42	24
Average Sales Price
Oil (Per Bbls)	$99.79	$91.93	$99.47	$92.56
Gas (Per Mcf) (1)	6.25	1.99	5.95	2.17
Total (Per BOE)	$88.05	$80.01	$83.00	$81.05
Average Per BOE
Lease operating expense	$13.93	$6.81	$9.71	$8.01
Production taxes	$4.05	$4.08	$4.14	$4.05
Depletion expense	$10.98	$50.61	$14.37	$48.40

(1) Includes NGL’s realized prices per Mcf would be significantly less with the exclusion of NGL’s

Revenue and Operating Trends

For the six months ended October 31, 2013, we did not generate sufficient revenues to cover our operating expenses.

Industry Overview for the three and six months ended October 31, 2013

Oil prices have continued to be relatively strong during calendar 2013. Gas prices continue to be relatively weak and continue to fluctuate based on demand. Concerns surrounding the global financial crisis and fluctuations in demand led to gas prices falling to a ten year low and oil prices dropping significantly in the spring of 2012.

Company Overview for the three and six months ended October 31, 2013

We generated net income of $71,988 for the three months ended October 31, 2013 and our net loss for the six months ended October 31, 2013 was $477,298. From our inception through October 31, 2013, we have received revenues from our oil and natural gas activities, while historically we have incurred substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through October 31, 2013 of $22,538,475.

Comparison of Results of Operations for the three months ended October 31, 2013 and 2012

Oil and gas sales. Oil and gas sales increased $232,834, or 110%, for the three months ended October 31, 2013, to $444,288 from $211,454 for the three months ended October 31, 2012. The $232,834 increase in oil and gas sales was primarily attributable to an increase in production volumes in both oil and gas, coupled with increases in the average price realized per BOE.  Production volumes increased, primarily due to the addition of two wells during the fiscal quarter ended October 31, 2013.

Oil and gas production.  Production for the three months ended October 31, 2013 totaled 4,411 BOE (48 BOE/d), compared to 2,643 BOE (29 BOE/d) in the prior year period, an increase of 67%.  The increase in production in the 2014 fiscal period is the result primarily of the addition of two wells.

Lease operating expenses. Our lease operating expenses (“LOE”) increased $43,441, or 241% to $61,452 for the three months ended October 31, 2013, from $18,011 for the three months ended October 31, 2012. The $13.93 per BOE/LOE in the 2014 fiscal period as compared to $6.81 per BOE/LOE in the 2013 fiscal period was primarily attributable to an increase in oil volumes produced as a percentage of our overall sales coupled with a significant increase in BOE’s sold.

Severance and production taxes. Our severance and production taxes increased $7,102, or 66% to $17,868 for the three months ended October 31, 2013, from $10,766 for the three months ended October 31, 2012. The increase in severance and production taxes was due primarily to the increase in overall sales volumes.

General and administrative. Our general and administrative expenses (“G&A”) decreased $987,068 or 74%, to $346,625 for the three months ended October 31, 2013, from $1,333,693 for the three months ended October 31, 2012.  The decrease in G&A was primarily due to significantly lower share-based compensation, reduced legal expense and accounting fees coupled with decreased payroll expense.

Depreciation, depletion, and amortization. Our depreciation, depletion and amortization expense (“DD&A”) decreased $85,310 or 64%, to $48,451 for the three months ended October 31, 2013, from $133,761 for the three months ended October 31, 2012. The decrease in DD&A expense over the prior year period was primarily attributable to fewer gas producing wells in service during the 2014 fiscal period related to the disposition of assets during the comparable prior year quarter coupled with the addition of two wells, for which we have included commensurate increases in underlying reserves, resulting in a lower current rates of depletion.

Gain in connection with settlement of accrued liabilities.  Gains recorded during the three months ended October 31, 2013 amounted to $167,590.  These gains resulted from the settlement of accounts payable.

Interest expense, net.  Our interest expense, net, decreased $400,243, or 76%, to $123,145 for the three months ended October 31, 2013, from $523,388 for the three months ended October 31, 2012. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have been fully accreted.

Comparison of Results of Operations for the six months ended October 31, 2013 and 2012

Oil and gas sales. Oil and gas sales increased $381,118, or 105%, for the six months ended October 31, 2013, to $743,176 from $362,058 for the six months ended October 31, 2012. The $381,118 increase in oil and gas sales was primarily attributable to an increase in production volumes, notably increases in the production of oil, coupled with increases in the average price per BOE.  Production volumes increased primarily due to the addition of two wells.

Oil and gas production.  Production for the six months ended October 31, 2013 totaled 7,704 BOE (42 BOE/d), compared to 4,467 BOE (24 BOE/d) in the prior year period, an increase of 72%.  The increase in production in the 2014 fiscal period is the result primarily of the addition of two wells.

Lease operating expenses. Our LOE increased $39,049, or 109% to $74,834 for the six months ended October 31, 2013, from $35,785 for the six months ended October 31, 2012. The $9.71 per BOE/LOE in the 2014 fiscal period as compared to $8.01 per BOE/LOE in the 2013 fiscal period was primarily attributable to an increase in oil volumes produced as a percentage of our overall sales.

Severance and production taxes. Our severance and production taxes increased $13,756, or 76% to $31,858 for the six months ended October 31, 2013, from $18,102 for the six months ended October 31, 2012. The increase in severance and production taxes was due primarily to the increase in overall sales volumes.

General and administrative. Our G&A decreased $1,897,834 or 69%, to $862,645 for the six months ended October 31, 2013, from $2,760,479 for the six months ended October 31, 2012.  The decrease in G&A was primarily due to lower share-based compensation and reduced legal expense and accounting fees coupled with reduced payroll expense.

Depreciation, depletion, and amortization. Our DD&A decreased $105,555 or 49%, to $110,671 for the six months ended October 31, 2013, from $216,226 for the six months ended October 31, 2012. The decrease in DD&A expense over the prior year period was primarily attributable to fewer gas producing wells in service during the 2014 fiscal period related to the disposition of assets during the comparable prior year quarter coupled with the addition of two wells, for which we have included commensurate increases in underlying reserves, resulting in a lower current rates of depletion.

Gain in connection with settlement of accrued liabilities.  Gains recorded during the six months ended October 31, 2013 amounted to $177,943.  These gains resulted from the adjustment in accrued salary amounts owed to our former CFO and from the settlement of accounts payable.

Interest expense, net.  Our interest expense, net, decreased $630,499, or 65%, to $334,398 for the six months ended October 31, 2013, from $964,897 for the six months ended October 31, 2012. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have matured, coupled with the conversion of convertible notes and associated deferred financing charges during the comparable prior period.

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

We had a working capital deficit of $5,279,080 at October 31, 2013 versus $4,167,097 at April 30, 2013.  Our working capital deficit increased during six months ended October 31, 2013, due primarily to the change in $1,500,000 in notes payable from long-term to short-term, partially offset by decreases in losses incurred in connection with operations. Our loss from operations amounted to $336,832 for the six months ended October 31, 2013.

Our cash balance at October 31, 2013 was $84,391 of which $16,802 relates to advances from our working interest partners, as compared to $125,109 at April 30, 2013. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2013	$125,109
Sources of cash:
Cash from operations	50,019
Cash provided by financing activities	50,000
Total sources of cash including cash on hand	225,128
Uses of cash:

Cash used in investing activities	(140,737)
Total uses of cash	(140,737)
Cash balance at October 31, 2013	$84,391

Net cash from operating activities of $50,019 for the six months ended October 31, 2013 was attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Six months ended
	October 31, 2013	October 31, 2012
Proceeds from sale of common shares	$-	$1,950,000
Proceeds from convertible notes payable	50,000	125,000
Payments on note issued to seller	-	(1,250,000)
Net cash provided by financing activities	$50,000	$825,000

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $140,737 and $193,598 for the six months ended October 31, 2013 and 2012, respectively.

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

As discussed in the “Outlook for 2013/2014 Capital”, although difficult to quantify, we are anticipating capital expenditures. We will need to obtain adequate sources of cash to fund our anticipated capital expenditures through the end of the fiscal year ended 2014.

Recent Developments

Financing Activities

·
On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,250 in principal related to our August 14, 2014, 10% convertible notes payable.

·
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 14, 2014, 10% convertible notes payable.

·
On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,259 in principal related to our August 14, 2014, 10% convertible notes.

·
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable.

·
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson (“Johnson”) our Chief Executive Officer and President at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares.

·
On June 27, 2013 we issued 33,333 shares of common stock to an employee of the Company. The issuance of these shares represents the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $2.60 per share.

·	On June 27, 2013 we issued 1,591,675 shares of common stock at $0.05 per share to Johnson, in connection with the forgiveness of $63,667 in accrued salaries owed Mr. Johnson.

·	On June 27, 2013 we issued 1,568,750 shares of common stock at $0.05 per share to an employee of the Company in connection with the forgiveness of $62,750 in accrued salaries.

·
On July 12, 2013 we issued 103,973 shares of common stock to a former director of the Company. The issuance of these shares represented the completion of the requisite vesting period, with all expense being recognized during the vesting period.  The shares were initially granted at $0.60 per share.

·
On August 30, 2013 we issued 504,834 shares of common stock at $0.04 per share to Johnson. The shares were issued in connection with the completion of the requisite vesting period. An additional 126,208 shares of common stock were issued to Johnson at $0.04 per share on that same date related to an allowance for the income tax effect of the issuance of the vested shares.

Oil and Gas Properties

Texas

The Company owns a variety of non-operated working interests and overriding royalty interests in approximately 73 producing wells in Texas.  The interests range from less than 1% up to approximately 5% in each well.   The wells are located in the following areas:  Permian Basin, Eagle Ford Shale, Pearsall Field, Giddings Field & the Woodbine Field.  The wells are operated by Apache (Permian), Chesapeake (Eagle Ford Shale), CML (Giddings, Pearsall & Permian), Leexus (Giddings) and Woodbine Acquisitions (Woodbine).  As of October 31, 2013, the Company had approximately 430 net leased acres in Texas.

Kansas

The Company operates 2 wells in Kansas.  The Company owns a 25% working interest (approximately 20% net revenue interest) before payout and a 43.75% working interest (approximately 35% net revenue interest) after payout in both wells which are located in Trego County.  As of October 31, 2013, the Company had approximately 9,838 net leased acres in Kansas.  Approximately 1,480 are located in Trego County and approximately 8,358 are located in Sheridan County.  There are multiple potential pay zones of interest with the primary zones of interest being the Arbuckle, Marmaton & Lansing-Kansas City ranging from approximately 3,200 feet to approximately 4,300 feet in depth.

Contemplated Activities

We are continually evaluating other drilling and acquisition opportunities for possible participation. The absence of news and/or press releases should not be interpreted as a lack of development or activity.  Generally, at any one time, we are engaged in various stages of evaluation in connection with one or more drilling or acquisition opportunities. Unless required by applicable law, our policy is generally not to disclose the specifics of any such opportunity until such time as that transaction is finalized, and we have entered into a definitive agreement regarding the same and then, only when such transaction is material to our business. Similarly, we do not speculate on the outcome of such ventures until the drilling, production or other results are available and have been verified by us.

We may alter or vary all or part of these contemplated activities based upon changes in circumstances, including, but not limited to, unforeseen opportunities, inability to negotiate favorable acquisitions, farmouts, joint ventures, or divestitures, commodity prices, lack of cash flow, lack of funding, and/or other events which we are not able to anticipate.

Director Compensation

On July 12, 2013, we issued 103,973 shares of common stock at $0.03 per share to a former director of the Company.

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

Convertible Notes

On October 28, 2013 the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in an attempt to collect the outstanding balance related to these notes. We are currently in discussion with the holders of the notes and the outcome of the pending legal claims is unknown.

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

Financial Instruments

As of October 31, 2013 and 2012, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended October 31, 2013, an evaluation was carried out by the Company’s sole officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the sole officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s sole officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls, however due to liquidity considerations immediate remediation of identified control weaknesses may not be feasible.

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

Convertible Notes

On October 28, 2013, the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in the District Court for Clark County, Nevada, in an attempt to collect the outstanding balance related to these notes. We are currently in discussion with the holders of the notes and the outcome of the pending legal claims is unknown.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

·
On August 30, 2013 we issued 504,834 shares of common stock at $0.04 per share to Johnson. The shares were issued in connection with the completion of the requisite vesting period. An additional 126,208 shares of common stock were issued to Johnson at $0.04 per share on that same date related to an allowance for the income tax effect of the issuance of the vested shares.

No underwriters were used in the above stock transaction. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in our business. A restrictive legend was placed on the certificates evidencing the securities issued.

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

CIRCLE STAR ENERGY CORP.

Dated: December 16, 2013	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and Director)