Form 10-Q
period 2014-01-31
CIRCLE STAR ENERGY CORP.
filed 2014-03-14
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Number of common shares outstanding at March 14, 2014: 70,614,796

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$772,489	$125,109
Trade accounts receivable	153,578	128,117
Prepaid expenses and other assets	26,330	42,840
Total Current Assets	952,397	296,066
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	815,589	815,589
Proved properties	2,945,181	3,110,292
Less: accumulated depletion, depreciation and amortization	(1,044,540)	(912,634)
Oil and Gas properties-net	2,716,230	3,013,247

Investment in partnership	167,215	167,215
Total Assets	$3,835,842	$3,476,528

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$84,057	$678,292
Accrued liabilities	222,182	334,464
Salaries and taxes payable	128,712	197,046
Interest payable	227,890	436,890
Convertible notes payable, net of unamortized discount	3,663,253	2,752,800
Derivative liabilities associated with convertible securities	29,292	63,671
Total Current Liabilities	4,355,386	4,463,163
Convertible notes payable, net of unamortized discount	-	1,330,712
Total Liabilities	4,355,386	5,793,875
STOCKHOLDERS' (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 53,856,175 and 44,173,404 common shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively.	53,856	44,174
Additional paid in capital	20,398,660	19,699,656
Accumulated deficit	(20,972,060)	(22,061,177)
Total Stockholders' (Deficit)	(519,544)	(2,317,347)
Total Liabilities and Stockholders' (Deficit)	$3,835,842	$3,476,528

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
Revenues
Oil sales	$224,796	$250,898
Gas sales	25,057	17,031
Total Revenues	249,853	267,929

Operating Expenses
Lease operating	23,531	23,059
Production taxes	13,569	18,420
Exploration costs	-	-
Depreciation, depletion, and amortization	24,014	115,647
Impairment of oil and gas properties	-	-
General and administrative	279,653	1,229,127
Total Operating Expenses	340,767	1,386,253
Loss from Operations	(90,914)	(1,118,324)

Other Income (Expense)
Interest expense	(155,625)	(429,326)
Derivative liability expense	-	-
Change in fair value of convertible securities liability	(706)	12,095
Loss in connection with conversion of notes payable	-	(23,500)
Gain in connection with settlement of accounts payable	115,353	-
Loss on sale of assets	-	-
Gain on conveyance of interests in oil and gas properties	1,728,235	-
Distributions in connection with net profits interest	(39,193)	(9,827)
Net Income (Loss) before equity in earnings of unconsolidated affiliates	1,557,150	(1,568,882)
Equity in earnings of unconsolidated affiliates	9,265	-
Net Income (Loss)	$1,566,415	$(1,568,882)

Earnings (Loss) Per Common Share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$-

Weighted Average Shares Outstanding
Basic	51,649,653	42,017,614
Diluted	56,856,320	-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013
Revenues
Oil sales	$923,725	$594,296
Gas sales	69,304	35,691
Total Revenues	993,029	629,987

Operating Expenses
Lease operating	98,365	58,844
Production taxes	45,427	36,522
Exploration costs	-	80,579
Depreciation, depletion, and amortization	134,685	331,873
Impairment of oil and gas properties	-	3,566,497
General and administrative	1,142,298	3,989,606
Total Operating Expenses	1,420,775	8,063,921
Loss from Operations	(427,746)	(7,433,934)

Other Income (Expense)
Interest expense	(490,023)	(1,394,223)
Derivative liability expense	(22,135)	-
Change in fair value of convertible securities liability	67,840	(27,050)
Loss in connection with conversion of notes payable	-	(429,834)
Gain in connection with settlement of accounts payable	293,296	-
Loss on sale of assets	-	(89,847)
Gain on conveyance of interests in oil and gas properties	1,728,235	-
Distributions in connection with net profits interest	(84,330)	89
Net Income (Loss) before equity in earnings of unconsolidated affiliates	1,065,137	(9,374,799)
Equity in earnings of unconsolidated affiliates	23,980	-
Net Income (Loss)	$1,089,117	$(9,374,799)

Earnings (Loss) Per Common Share:
Basic	$0.02	$(0.23)
Diluted	$0.02	$-

Weighted Average Shares Outstanding
Basic	49,861,342	39,952,832
Diluted	55,068,009	-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013
Cash flows from operating activities
Net Income (loss)	$1,089,117	$(9,374,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	134,685	331,873
Amortization of discount on notes payable	213,696	1,083,570
Share-based compensation	393,002	2,562,111
Impairment of oil and gas properties	-	3,566,497
Exploration costs	-	80,579
Derivative liability expense	22,135	-
Change in fair value derivative liability	(67,840)	27,050
Equity in earnings of unconsolidated affiliate	-	(12,535)
(Gain) Loss on conversion of debt and settlement of accounts payable	(293,296)	429,834
(Gain) Loss on conveyance of interests in oil and gas properties	(1,728,235)	-
Loss on sale of oil and gas properties	-	89,847
Changes in operating assets and liabilities:
Trade accounts receivable	(23,210)	16,542
Prepaid expenses and other assets	14,259	(13,728)
Accounts payable	(221,259)	414,394
Accrued liabilities	40,289	269,740
Bank overdrafts	-	(409,544)
Advances from working interest partners	-	130,643
Interest payable	(209,000)	277,034
Net cash (used in) operating activities	(635,657)	(530,892)

Cash flows from investing activities
Acquisitions of oil and gas properties, net	(6,877)	(219,438)
Net proceeds from conveyance of interest in oil and gas properties	1,897,444	-
Capital expenditures in connection with working interest partners	(142,530)	-
Distributions from equity method investees	-	12,535
Net cash provided by (used in) investing activities	1,748,037	(206,903)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	1,950,000
Payments on note issued to seller	-	(1,250,000)
Proceeds from convertible notes	50,000	125,000
Repayments of convertible notes payable	(515,000)	-
Net cash provided by (used in) financing activities	(465,000)	825,000
Net increase in cash	647,380	87,205
Cash
Beginning of year	125,109	60,626
End of period	$772,489	$147,831
Supplemental Cash Flow Information:
Cash paid for interest	$103	$33,453
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$-	$250,000
Common stock issued for acquisition of Blue Ridge leases	$-	$2,402,741
Common stock issued in connection with debt conversion and in settlement of accrued liabilities	$288,421	$1,145,617

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2.           GOING CONCERN

At January 31, 2014, we had cash and cash equivalents of $772,489 and a working capital deficit of $3,402,989.  For the nine months ended January 31, 2014, we had net income of $1,089,117, an operating loss of ($427,746) and cash used in operations of ($635,657).

Given that we have not achieved income from operations to date, and have maturing debt obligations our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. Accordingly, there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time.

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

We anticipate generating losses from operations in the near term, and therefore, may be unable to continue operations in the future. To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Equity Method Investment

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting. JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas. The Company’s investment in JHEI was $167,215 and $167,215 as of January 31, 2014 and April 30, 2013, respectively. The Company has elected to use the equity method, as we may have the ability to exercise significant influence on the investee. During the nine months ended January 31, 2014, we received earnings distributions of $23,980 related to the investment in JHEI.

Transfer of Net Profits Interest

During the nine months ended January 31, 2014 we paid a total of $8,330 to High Plains Oil and an unrelated party, related to their 10% retained net profits interest in our wholly-owned subsidiary, JHE Holdings, LLC (“JHE”).  This net profits interest had been owned by High Plains Oil, LLC (“High Plains”), an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, High Plains transferred its ownership of the net profits interest to an unrelated third party.

Advances from Working Interest Partners

In January 2013, the Company entered into two Participation agreements, whereby the Company became the operator of two wells in Trego County, Kansas.  Advances from working interest partners are included in accrued liabilities on our consolidated balance sheet in the amount of $46,209 as of January 31, 2014, and consisted of cash calls received from the other working interest owner, net of costs incurred on the respective wells.

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

·
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the liabilities as January 31, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$29,292	-	-	$29,292

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended January 31, 2014.

January 31, 2014
Beginning balance May 1, 2013	$63,671
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	83,185
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	(49,724)
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	(67,840)
Ending balance January 31, 2014	$29,292

5.           INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

January 31, 2014
Common stock awards (a)	566,667
Convertible notes payable (b)	4,390,000
Common stock warrants	250,000
Total	5,206,667

(a)	Common stock awards represent unvested portion of common shares issuable to employees upon completion of the requisite vesting period.

(b)
During the nine months ended January 31, 2014, $50,000 in cash was received from the issuance of convertible notes payable (Note 7).  These notes contain an embedded conversion feature whereby the notes may be converted into shares of the Company’s common stock. The dilutive impact of these securities fluctuates based on the terms of the conversion feature. The dilutive impact as of January 31, 2014 has been included herein. The dilutive impact of a potential conversion of these notes in subsequent periods may, vary significantly depending on the market value of our common shares at the time of conversion.

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.           OIL AND GAS PROPERTIES

 The Company holds the following oil and gas interests:

	January 31, 2014	April 30, 2013

Unproved Oil and Gas Properties	$815,589	$815,589
Total Unproved Oil and Gas Properties	815,589	815,589
Proved Oil and Gas Properties	2,945,181	3,110,292
Total Proved Oil and Gas Properties	2,945,181	3,110,292
Accumulated depletion, depreciation and amortization	(1,044,540)	(912,634)
Net Oil and Gas Properties	$2,716,230	$3,013,247

On January 24, 2014, the Company completed the assignment of certain royalty and over-riding royalty interests related to 14 wells located in Madison, Grimes, Dimmit and Fayette counties in Texas to unrelated third parties. Net capitalized costs associated with the interests conveyed amounted to $169,209. Net cash consideration received in connection with the conveyance amounted to $1,897,444. In connection with the conveyance we have recorded a gain of $1,728,235.

7.           NOTES PAYABLE

As of January 31, 2014 and April 30, 2013, notes payable consisted of the following:

	January 31, 2014	April 30, 2013
Current Portion
(a) Convertible notes payable 10% – February 8, 2013	$2,235,000	$2,750,000
(b) Convertible notes payable 10% – August 15, 2014	32,925	67,713
(c) Convertible notes payable 6% – September 14, 2014	1,500,000	-
Less discount on convertible notes payable	(104,672)	(64,913)
Total current portion	$3,663,253	$2,752,800

Long Term Portion
(c) Convertible notes payable 6% – September 14, 2014	$-	$1,500,000
Less discount on convertible notes payable	-	(169,288)
Total long term portion	$-	$1,330,712
Total Notes Payable	$-	$4,083,512

(a)
The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000. In January 2014 the Company paid a total of $1,000,000 cash, each of the two noteholders receiving $500,000.  Of the total amount paid $515,000 was allocated to principal on the notes $257,500 for each note and $485,000 was allocated to interest $242,500 for each note.  On February 28, 2014, the Company entered into new note agreements with the two noteholders. The amended and restated note agreements, each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014. The new notes are collateralized by a security interest in the oil and gas properties held by JHE. The Company has maintained the right to continue selling interests in assets held by JHE provided that 70% of the proceeds from any sale by JHE be applied to the outstanding principal and accrued interest related to the amended and restated notes. In connection with the new note agreements we have agreed to issue 5,000,000 shares of our common stock to the noteholders. The Company at the election of the Chief Executive Officer has retained the right to vote these shares and we have retained the right to re-purchase any or all of these shares at a price of $0.15 per share for six months from the date of grant. In addition we have issued to the noteholders 2,500,000 warrants to purchase our common shares at $0.05 per share beginning on February 15, 2015. The Company has retained the right to call the warrants any time within the first six months from the date of issuance at $0.10 provided that we re-pay a minimum of $500,000 in principal on each note.

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

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended January 31, 2014, we received net cash proceeds of $50,000 related to borrowings under the terms of the initial note agreement. As of January 31, 2014, we had an outstanding balance of $32,925 under the terms of the note and recorded a discount in the amount of $28,803 to be amortized over the term of the note. The note bore no interest for the first 90 days and at 10% thereafter. The terms of the note indicate that if any principal were not repaid within 90 days of the initial funding, the 10% interest charge on all outstanding principal was to accrue immediately. Therefore we have accrued $5,000 as a component of the principal balance as of January 31, 2014. In addition we have recorded $5,000 in original issuance discount and $1,050 in fees as components of the principal balance.

In connection with this conversion feature, we have recorded a derivative liability totaling $83,185 for the $50,000 draw related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. The value of the associated conversion liability will be re-valued at the end of each fiscal period with changes recorded as charges to our profit and loss. As of January 31, 2014, we have recorded a liability of $29,292 related to the embedded conversion feature and recorded gains of $67,840 during the nine months ended January 31, 2014, related to the change in its fair value. We used the Black-Scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included: volatility ranging from 199.51% on the date of issuance, to 280.44% as of the end of the reporting period; risk free interest rates ranging from 0.13% on the date of issuance, to 0.10% at the end of the reporting period; and an assumed dividend rate of 0%.

In May, June and July 2013, the Company received conversion notices from the holders of the $555,000 convertible note. The conversion notices indicated the conversion of $82,838 in principal, accrued interest and original issuance discount into 2,296,749 common shares at conversion prices of $0.053, $0.053, $0.023 and $0.023 per share respectively (Note 8).

In December 2013 and January 2014, the Company received conversion notices from the holders of the $555,000 convertible note. The conversion notices indicated the conversion of $28,125 in principal, accrued interest and original issuance discount into 2,700,000 shares of common stock at conversion prices of $0.01875 and $0.075 per share respectively (Note 8).

Subsequent to January 31, 2014, an additional $23,880 in principal, accrued interest and original issuance discount was converted into 4,000,000 shares of our common stock at prices ranging from $0.006 to $0.005925 per share.

(c)
On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000. The notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The notes are convertible at the option of the holder into common shares at a conversion price of $1.50 per share. The notes are redeemable prior to maturity at the option of the Company and can be repaid in whole or in part at any time without a premium or penalty. Upon issuance, the notes were discounted by $370,000 to reflect the beneficial conversion value that existed on that date. This discount is being amortized over the term of the note payable utilizing the effective interest method. As of January 31, 2014, the remaining unamortized discount related to the notes was $76,027. Interest is payable with the principal on September 14, 2014.

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           SHAREHOLDERS’ EQUITY

Common Shares

As of January 31, 2014 and April 30, 2013, 100,000,000 shares of our $0.001 par value common stock were authorized, 53,856,175 and 44,173,404 were issued and outstanding, respectively.

·
On May 7, 2013 we issued 500,000 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,250 in principal related to our August 14, 2014, 10% convertible notes payable. (Note 7)

·
On May 23, 2013 we issued 496,429 shares of common stock at $0.0525 per share, the contractual conversion price, in connection with the conversion of $26,062 in principal, original issuance discount and accrued interest on our August 14, 2014, 10% convertible notes payable. (Note 7)

·
On June 19, 2013 we issued 650,000 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,259 in principal related to our August 14, 2014, 10% convertible notes. (Note 6)

·
On July 3, 2013 we issued 650,320 shares of common stock at $0.0235 per share, the contractual conversion price, in connection with the conversion of $15,266 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 7)

·
On June, 27, 2013 we issued 757,249 shares of common stock to Jeffrey Johnson (“Johnson”) our Chief Executive Officer and President, at $0.08 per share. 504,833 of these shares were issued in connection with the completion of requisite vesting requirements, 252,416 shares were issued as share based compensation related to an allowance for the income tax effect of this vesting and a previous vesting of 504,833 shares. In connection with the issuance of these additional shares we have recorded share based compensation expense in the amount of $10,196.

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

·
On December 20, 2013 we issued 700,000 shares of common stock at $0.01875 per share, the contractual conversion price, in connection with the conversion of $13,125 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 7)

·
On January 23, 2014 we issued 2,000,000 shares of common stock at $0.0075 per share, the contractual conversion price, in connection with the conversion of $15,000 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 7)

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

·
Subsequent to January 31, 2014 we issued 4,000,000 shares of common stock at prices ranging from $0.006 to $0.005925 the contractual conversion prices related to the conversion of $23,880 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 7)

·
On March 4, 2014 we issued a total of 5,000,000 common shares, 2,500,000 to each of the holders of our February 8, 2013, 10% convertible noteholders at $0.0145 in connection with the amendment and restatement of the underlying note agreements. (Note 7)

·
On March 6, 2014, the Board of Directors of the Company resolved to issue 7,758,621 common shares at $0.0145 per share, which was the closing price of our shares on that date, in connection with the issuance bonuses to our Chief Executive Officer, and an employee of the Company (4,310,345 shares and 344,828 shares, respectively). In addition, we issued 3,103,448 shares to an employee of the Company in connection with the satisfaction of accrued salaries payable.

Stock Warrants

As of January 31, 2014, there were 250,000 warrants to purchase the Company’s common shares outstanding. The warrants are exercisable at a weighted average exercise price of $2.75 and have a remaining contractual life of 1.28 years.

9.           SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s common-stock options activity through January 31, 2014, is presented below:

	Shares	Weighted Average Exercise Price
Balance at April 30, 2013	350,000	$0.50
Forfeitures	(350,000)	0.50
Balance at end of period	-	$-
Exercisable at January 31, 2014	-	$-

During the nine months ended January 31, 2014, 350,000 of our stock options were forfeited by our former Chief Financial Officer.

We recognized share-based compensation expense including all option and common share awards expense of $393,002 and $2,562,111 for the nine months ended January 31, 2014 and 2013, respectively.

10.           INCOME TAXES

The effective income tax rates for the nine months ended January 31, 2014 and 2013 were nil. Total income tax expense for the nine months ended January 31, 2014 and 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

11.         RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2014, the Company made cash payments of $8,330 to High Plains related to its retained net profits interest. As of January 31, 2014, we have recorded a liability in the amount of $nil related to High Plain’s retained net profits interest. High Plains is an entity controlled by S. Jeffrey Johnson our Chief Executive Officer. On May 9, 2013, High Plains transferred its ownership of the net profits interest to an unrelated third party. (Note 3)

12.         LITIGATION

Convertible Notes

On October 28, 2013, the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in the District Court for Clark County, Nevada, in an attempt to collect the outstanding balance related to these notes. On February 28, 2014, the Company entered into a settlement agreement and new note agreements with the holders. The amended and restated note agreements, each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014.

Jonathan G. Pina

On January 27, 2014 Jonathan Pina, our former Chief Financial Officer, filed a legal action against the Company in the District Court of Harris County Texas, in an attempt to collect vacation pay and for alleged failure to pay severance and benefits for resignation with good reason. The Company intends to defend this legal action vigorously.

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.         SUBSEQUENT EVENTS

On February 28, 2014, the Company entered into new note agreements with the holders of its 10%, convertible notes payable. The amended and restated note agreements each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014. The new notes are collateralized by a security interest in the oil and gas properties held by JHE. The Company has maintained the right to continue selling interests in assets held by JHE provided that 70% of the proceeds from any sale by JHE be applied to the outstanding principal and accrued interest related to the amended and restated notes. In connection with the new note agreements we have agreed to issue 5,000,000 shares of our common stock to the noteholders. The Company at the election of the Chief Executive Officer has retained the right to vote these shares and we have retained the right to re-purchase any or all of these shares at a price of $0.15 per share for six months from the date of grant. In addition we have issued to the noteholders 2,500,000 warrants to purchase our common shares at $0.05 per share beginning on February 15, 2015. The Company has retained the right to call the warrants any time within the first six months from the date of issuance at $0.10 provided that we re-pay a minimum of $500,000 in principal on each note.

On various dates subsequent to January 31, 2014 through March 14, 2014, we issued 4,000,000 shares of common stock at prices ranging from $0.006 to $0.005925 the contractual conversion prices related to the conversion of $23,880 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable. (Note 7)

On March 4, 2014 we issued a total of 5,000,000 common shares, 2,500,000 to each of the holders of our February 8, 2013, 10% convertible noteholders at $0.0145 in connection with the amendment and restatement of the underlying note agreements. (Note 7)

On March 6, 2014, the Board of Directors of the Company resolved to issue 7,758,621 common shares at $0.0145 per share, which was the closing price of our shares on that date, in connection with the issuance of bonuses to our Chief Executive Officer, and an employee of the Company (4,310,345 shares and 344,828 shares, respectively). In addition, we issued 3,103,448 shares to an employee of the Company in connection with the satisfaction of accrued salaries payable.

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

Results of Operations

The financial information with respect to the three and nine months ended January 31, 2014 and 2013, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three and nine months ended January 31, 2014 and 2013.

	Three Months Ended		Nine months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$249,853	$267,929	$993,029	$629,987
Lease operating, production and other	37,100	41,479	143,792	95,366
General and administrative expenses	279,653	1,229,127	1,142,298	3,989,606
Depreciation, depletion and amortization	24,014	115,647	134,685	331,873
Impairment of oil and gas properties	-	-	-	3,566,497
Exploration costs	-	-	-	80,579
Loss from operations	(90,914)	(1,118,324)	(427,746)	(7,433,934)

Net income (loss)	$1,566,415	$(1,568,882)	$1,089,117	$(9,374,799)

The following table sets forth summary information regarding oil gas production, average sales prices and average production costs for the three and nine months ended January 31, 2014. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Revenue
Oil	$224,796	$250,898	$923,725	$594,296
Gas	25,057	17,031	69,304	35,691
Total oil and gas sales	$249,853	$267,929	$993,029	$629,987
Sales Volume
Oil (Bbls)	2,239	2,537	8,704	6,247
Gas (Mcf)	4,438	3,117	11,874	7,661
Total (BOE)	2,979	3,057	10,683	7,524
Total (BOE/d)	32	33	39	27
Average Sales Price
Oil (Per Bbls)	$100.40	$98.90	$99.71	$95.13
Gas (Per Mcf) (1)	5.65	5.46	5.84	4.66
Total (Per BOE)	$83.87	$87.64	$81.24	$83.73
Average Per BOE
Lease operating expense	$7.90	$7.54	$9.21	$7.82
Production taxes	$4.56	$6.03	$4.25	$4.85
Depletion expense	$8.06	$37.83	$12.61	$44.11

(1) Includes NGL’s realized prices per Mcf would be significantly less with the exclusion of NGL’s

Revenue and Operating Trends

For the nine months ended January 31, 2014, we did not generate sufficient revenues to cover our operating expenses.

Industry Overview for the three and nine months ended January 31, 2014

Oil prices have continued to be relatively strong during the last quarter of calendar 2013 and into calendar 2014. Gas prices continue to be relatively weak and continue to fluctuate based on demand. Concerns surrounding the global financial crisis and fluctuations in demand led to gas prices falling to a ten year low and oil prices dropping significantly in the spring of 2012.

Company Overview for the three and nine months ended January 31, 2014

We generated net income of $1,566,415 for the three months ended January 31, 2014 and our net income for the nine months ended January 31, 2014 was $1,089,117. Included in net income for the three and nine months ended January 31, 2014 are gains of $1,728,235 recorded in connection with our conveyance of certain royalty and over-riding royalty interests in oil and gas properties with an effective date of December 1, 2013. From our inception through January 31, 2014, we have received revenues from our oil and natural gas activities, while historically we have incurred substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through January 31, 2014 of $20,972,060. The conveyance of certain royalty interests and over-riding royalty interests in oil and gas properties constitute the conveyance of a significant portion of our revenue stream which may result in increase in our accumulated deficit in future fiscal periods.

Comparison of Results of Operations for the three months ended January 31, 2014 and 2013

Oil and gas sales. Oil and gas sales decreased $18,076, or (7%), for the three months ended January 31, 2014, to $249,853 from $267,929 for the three months ended January 31, 2013. The $18,076 decrease in oil and gas sales was primarily attributable to a decrease in production volumes in oil and lower realized prices per BOE, partially offset by increases in production volumes in gas. Production volumes decreased, primarily due to normal fluctuations in production volumes by certain wells during the fiscal quarter ended January 31, 2014 coupled with our conveyance of certain royalty interests.

Oil and gas production.  Production for the three months ended January 31, 2014 totaled 2,979 BOE (32 BOE/d), compared to 3,057 BOE (33 BOE/d) in the prior year period, a decrease of (3%).  The decrease in production in the 2014 fiscal period is the result primarily of normal fluctuations in production volumes by certain wells coupled with our conveyance of certain royalty interests.

Lease operating expenses. Our lease operating expenses (“LOE”) increased $472, or 2% to $23,531 for the three months ended January 31, 2014, from $23,059 for the three months ended January 31, 2013. The $7.90 per BOE/LOE in the 2014 fiscal period as compared to $7.54 per BOE/LOE in the 2013 fiscal period was primarily attributable to a decrease in oil volumes produced as a percentage of our overall sales.

Severance and production taxes. Our severance and production taxes decreased $4,851, or (26%) to $13,569 for the three months ended January 31, 2014, from $18,420 for the three months ended January 31, 2013. The decrease in severance and production taxes was due primarily to the decrease in oil sales volumes coupled with one time charges incurred in the prior period.

General and administrative. Our general and administrative expenses (“G&A”) decreased $949,474 or (77%), to $279,653 for the three months ended January 31, 2014, from $1,229,127 for the three months ended January 31, 2013.  The decrease in G&A was primarily due to significantly lower share-based compensation, reduced legal expense and accounting fees coupled with decreased payroll expense.

Depreciation, depletion, and amortization. Our depreciation, depletion and amortization expense (“DD&A”) decreased $91,633 or (79%), to $24,014 for the three months ended January 31, 2014, from $115,647 for the three months ended January 31, 2013. The decrease in DD&A expense over the prior year period was primarily attributable to the addition of two wells, for which we have included commensurate increase in underlying reserves, resulting in a lower current rate of depletion.

Gain (loss) in connection with settlement of accrued liabilities.  Gains recorded during the three months ended January 31, 2014 amounted to $115,353, compared to a loss of $23,500 recorded during the three months ended January 31, 2013.  These gains and losses resulted from the settlement of accounts payable and accrued liabilities.

Gain in connection with conveyance of interests in oil and gas properties.  Gains recorded during the three months ended January 31, 2014 amounted to $1,728,235, compared to no gain or loss recorded during the three months ended January 31, 2013.  These gains resulted from the conveyance of certain royalty and override interests in oil and gas properties as described further herein.

Interest expense, net.  Our interest expense, net, decreased $273,701, or (64%), to $155,625 for the three months ended January 31, 2014, from $429,326 for the three months ended January 31, 2013. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have been fully accreted.

Comparison of Results of Operations for the nine months ended January 31, 2014 and 2013

Oil and gas sales. Oil and gas sales increased $363,042, or 58%, for the nine months ended January 31, 2014, to $993,029 from $629,987 for the nine months ended January 31, 2013. The $363,042 increase in oil and gas sales was primarily attributable to an increase in both oil and gas production volumes, offset by decreases in the average price per BOE.  Production volumes increased primarily due to the addition of two wells offset slightly by our conveyance of certain royalty interests.

Oil and gas production.  Production for the nine months ended January 31, 2014 totaled 10,683 BOE (39 BOE/d), compared to 7,524 BOE (27 BOE/d) in the prior year period, an increase of 42%.  The increase in production in the 2014 fiscal period is the result primarily of the addition of two wells.

Lease operating expenses. Our LOE increased $39,521, or 67% to $98,365 for the nine months ended January 31, 2014, from $58,844 for the nine months ended January 31, 2013. The $9.21 per BOE/LOE in the 2014 fiscal period as compared to $7.82 per BOE/LOE in the 2013 fiscal period was primarily attributable to an increase in oil volumes produced as a percentage of our overall sales coupled with non-recurring one time charges.

Severance and production taxes. Our severance and production taxes increased $8,905, or 24% to $45,427 for the nine months ended January 31, 2014, from $36,522 for the nine months ended January 31, 2013. The increase in severance and production taxes was due primarily to the increase in overall sales volumes.

General and administrative. Our G&A decreased $2,847,308 or (71%), to $1,142,298 for the nine months ended January 31, 2014, from $3,989,606 for the nine months ended January 31, 2013.  The decrease in G&A was primarily due to lower share-based compensation and reduced legal expense and accounting fees coupled with reduced payroll expense.

Depreciation, depletion, and amortization. Our DD&A decreased $197,188 or (59%), to $134,685 for the nine months ended January 31, 2014, from $331,873 for the nine months ended January 31, 2013. The decrease in DD&A expense over the prior year period was primarily attributable to the addition of two wells, for which we have included commensurate increases in underlying reserves, resulting in a lower current rates of depletion.

Gain (loss) in connection with settlement of accrued liabilities and debt.  Gains recorded during the nine months ended January 31, 2014 amounted to $293,296, compared to losses of $429,834 recorded in the nine months ended January 31, 2013.  These current period gains resulted from the adjustment in accrued salary amounts owed to our former CFO and from the settlement of accounts payable.  The prior period losses resulted from the conversion of accounts payable, accrued liabilities and debt.

Gain in connection with conveyance of interests in oil and gas properties.  Gains recorded during the nine months ended January 31, 2014 amounted to $1,728,235, compared to no gain or loss recorded during the nine months ended January 31, 2013.  These gains resulted from the conveyance of certain royalty and override interests in oil and gas properties as described further herein.

Interest expense, net.  Our interest expense, net, decreased $904,200, or (65%, to $490,023 for the nine months ended January 31, 2014, from $1,394,223 for the nine months ended January 31, 2013. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have matured, coupled with the conversion of convertible notes and associated deferred financing charges during the comparable prior period.

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

We had a working capital deficit of $3,402,989 at January 31, 2014 versus $4,167,097 at April 30, 2013.  Our working capital deficit decreased during nine months ended January 31, 2014, due primarily to repayments on convertible notes, settlement of accounts payable and accrued liabilities, and decreases in losses incurred in connection with operations, partially offset by the change in $1,500,000 in notes payable from long-term to short-term. Our loss from operations amounted to $427,746 for the nine months ended January 31, 2014.

Our cash balance at January 31, 2014 was $772,489 of which $8,134 relates to advances from our working interest partners, as compared to $125,109 at April 30, 2013. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2013	$125,109
Sources of cash:
Cash provided by investing activities	1,748,037
Total sources of cash including cash on hand	1,873,146
Uses of cash:
Cash used in operations	(635,657)
Cash used in financing activities	(465,000)
Total uses of cash	(1,100,657)
Cash balance at January 31, 2014	$772,489

Net cash provided from investing activities of $1,748,037 for the nine months ended January 31, 2014 was attributable primarily to the net proceeds received from the conveyance of certain of our interests in oil and gas properties of $1,897,444.  Partially offsetting the proceeds from conveyance were investments in oil and gas properties of $6,877 and distributions in operations of our oil and gas joint venture of $142,530.

Net cash used in operating activities of $635,657 for the nine months ended January 31, 2014 was attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Nine months ended
	January 31, 2014	January 31, 2013
Proceeds from sale of common shares	$-	$1,950,000
Proceeds from convertible notes payable	50,000	125,000
Repayments on convertible notes payable	(1,000,000)	-
Payments on note issued to seller	-	(1,250,000)
Net cash provided by financing activities	$(950,000)	$825,000

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $6,877 and $219,438 for the nine months ended January 31, 2014 and 2013, respectively.

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

·
On December 20, 2013 we issued 700,000 shares of common stock at $0.01875 per share, the contractual conversion price, in connection with the conversion of $13,125 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable.

·
On January 23, 2014 we issued 2,000,000 shares of common stock at $0.0075 per share, the contractual conversion price, in connection with the conversion of $15,000 in principal, original issuance discount and accrued interest related to our August 14, 2014, 10% convertible notes payable.

·
Subsequent to January 31, 2014 we issued 4,000,000 shares of common stock at prices ranging from $0.006 to $0.005925 the contractual conversion prices related to the conversion of $23,880 in principal, original issuance discount related to our August 14, 2014, 10% convertible notes payable.

·
On March 4, 2014 we issued a total of 5,000,000 common shares, 2,500,000 to each of the holders of our February 8, 2013, 10% convertible noteholders at $0.0145 in connection with the amendment and restatement of the underlying note agreements.

·
Subsequent to January 31, 2014, the Board of Directors of the Company resolved to issue 7,758,621 common shares at $0.0145 per share, which was the closing price on the date of issuance of our shares, in connection with the issuance of  bonuses to our Chief Executive Officer, and an employee of the Company (4,310,345 shares and 344,828 shares, respectively). In addition we issued 3,103,448 shares to an employee of the Company in connection with the satisfaction of accrued salaries payable.

Oil and Gas Properties

Texas

The Company owns a variety of non-operated working interests and overriding royalty interests in approximately 73 producing wells in Texas.  The interests range from less than 1% up to approximately 5% in each well.   The wells are located in the following areas:  Permian Basin, Eagle Ford Shale, Pearsall Field, Giddings Field & the Woodbine Field.  The wells are operated by Apache (Permian), Chesapeake (Eagle Ford Shale), CML (Giddings, Pearsall & Permian), Leexus (Giddings) and Woodbine Acquisitions (Woodbine).  As of January 31, 2014, the Company had approximately 430 net leased acres in Texas.

Kansas

The Company operates 2 wells in Kansas.  The Company owns a 25% working interest (approximately 20% net revenue interest) before payout and a 43.75% working interest (approximately 35% net revenue interest) after payout in both wells which are located in Trego County.  As of January 31, 2014, the Company had approximately 9,838 net leased acres in Kansas.  Approximately 1,480 are located in Trego County and approximately 8,358 are located in Sheridan County.  There are multiple potential pay zones of interest with the primary zones of interest being the Arbuckle, Marmaton & Lansing-Kansas City ranging from approximately 3,200 feet to approximately 4,300 feet in depth.

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

Litigation

Convertible Notes

On October 28, 2013, the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in the District Court for Clark County, Nevada, in an attempt to collect the outstanding balance related to these notes. On February 28, 2014, we entered into a settlement agreement and new note agreements with the holders. The amended and restated note agreements, each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014.

Jonathan G. Pina

On January 27, 2014 Jonathan Pina, our former Chief Financial Officer, filed a legal action against the Company in the District Court of Harris County Texas, in an attempt to collect vacation pay and for alleged failure to pay severance and benefits for resignation with good reason. The Company intends to defend this legal action vigorously.

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

Financial Instruments

As of January 31, 2014 and 2013, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended January 31, 2014, an evaluation was carried out by the Company’s sole officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the sole officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s sole officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1994 Version) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate financial statements, which are considered to be material weaknesses.

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

Convertible Notes

On October 28, 2013, the holders of our 10% convertible notes due February 8, 2013 in the principal amount of $2,750,000 filed a legal action against the Company in the District Court for Clark County, Nevada, in an attempt to collect the outstanding balance related to these notes. On February 28, 2014, we entered into a settlement agreement and new note agreements with the holders. The amended and restated note agreements each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014.

Pina Litigation

On January 27, 2014 Jonathan Pina, our former Chief Financial Officer, filed a legal action against the Company in the District Court of Harris County Texas, in an attempt to collect vacation pay and for alleged failure to pay severance and benefits for resignation with good reason. The Company intends to defend this legal action vigorously.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

·
In December 2013 and January 2014, we issued 700,000 shares and 2,000,000 shares of common stock at $0.01875 and $0.0075 per share, respectively, in connection with the conversion of convertible notes.

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

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

Not applicable.

Item 5.                 Other Information.

Not applicable.

Item 6.                 Exhibits.

Exhibit	Description
2.1	Membership Interest Purchase Agreement, dated effective June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed on June 21, 2011)
3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form S-1 filed August 6, 2008); and Certificate of Amendment (included as Exhibit 3.1 to the Form 8-K filed on July 1, 2011)
3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the Form 8-K filed June 21, 2011)
4.1	Warrant issued to Mediapark A.G.(included as Exhibit 4.1 to the Form 8-K filed March 4, 2014)
4.2	Warrant issued to Soloman AG (included as Exhibit 4.2 to the Form 8-K filed March 4, 2014)
10.1	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.2	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)
10.3	Executive Employment Agreement entered into between the Company and S. Jeffrey Johnson (included as Exhibit 10.1 to the Form 8-K filed on October 14, 2011)
10.4	Amending Agreement among the Company and S. Jeffrey Johnson entered into on February 29, 2012 (included as Exhibit 10.1 to the Form 8-K filed on March 6, 2012)
10.5	Settlement Agreement dated February 28, 2014 by and between Mediapark A.G., Soloman AG, and Circle Star Energy Corp. (included as Exhibit 99.1 to the Form 8-K filed March 4, 2014)
31.1	Certification of the Principal Executive, Financial and Accounting Officer and Director pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive, Financial and Accounting Officer and Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of LaRoche Petroleum Consultants dated August 7, 2013 (included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on August 13, 2013)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: March 14, 2014	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and Director)