Form 10-Q/A
period 2014-01-31
CIRCLE STAR ENERGY CORP.
filed 2014-08-19
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1
FORM 10-Q /A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of March 14, 2014 the initial date of this filing was 70,614,796   and as of the filing date, the outstanding is 72,424,711.

  EXPLANATORY NOTE

On August 4, 2014 the management of Circle Star Energy, Corp. (the “Company”) and its Board of Directors (the “Board”) concluded that the previously issued consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q (the “Form 10-Q”) for the quarter ended January 31, 2014 should no longer be relied upon because of errors related to the presentation of certain information included in the consolidated financial statements and footnotes to the consolidated financial statements. The Company has determined that it was necessary to correct the accounting for certain transactions as presented within the consolidated statement of operations and statement of cash flows along with their corresponding impact on the Company’s balance sheet.

The initial accounting for the fair value of certain over-riding royalty interests and net revenue interests in certain crude oil and natural gas properties (‘Interests’) sold during the fiscal quarter ended January 31, 2014 to an un-related third party resulted in the gain being over-stated in the Form 10Q filed on March 14, 2014. The methodology which was initially utilized to arrive at the fair value applied to the Interests sold was inappropriately applied at the time the transaction was initially recorded. Related to the re-allocation of the fair value of the assets sold; the calculation of depletion on a field by field basis was re-performed. The issues were discovered in connection with the audit of our April 30, 2014 financial statements. The gain on the sale of assets initially reported as $1,728,235 was re-calculated utilizing the appropriate fair value to arrive at a net gain of $1,232,279. Depletion expense of $134,685 as reported through January 31, 2014 was re-calculated to be $496,659 for the nine months then ended. The net impact of these adjustments resulted in net income of $708,485 or $0.01 per share and $231,187 or $0.00 per share for the three months and nine months ended January 31, 2014, respectively as compared to a previously reported $1,566,415 or $0.03 per share and $1,089,117 or $0.02 per share for the three and nine months ended January 31, 2014 respectively.

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
	restated (NOTE 14)
ASSETS
CURRENT ASSETS
Cash	$772,489	$125,109
Trade accounts receivable	153,578	128,117
Prepaid expenses and other assets	26,330	42,840
Total Current Assets	952,397	296,066
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	815,589	815,589
Proved properties	2, 449,225	3,110,292
Less: accumulated depletion, depreciation and amortization	(1, 406,514)	(912,634)
Oil and Gas properties-net	1,858,300	3,013,247

Investment in partnership	167,215	167,215
Total Assets	$2,977,912	$3,476,528

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$84,057	$678,292
Accrued liabilities	222,182	334,464
Salaries and taxes payable	128,712	197,046
Interest payable	227,890	436,890
Convertible notes payable, net of unamortized discount	3,663,253	2,752,800
Derivative liabilities associated with convertible securities	29,292	63,671
Total Current Liabilities	4,355,386	4,463,163
Convertible notes payable, net of unamortized discount	-	1,330,712
Total Liabilities	4,355,386	5,793,875
STOCKHOLDERS' (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 53,856,175 and 44,173,404 common shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively.	53,856	44,174
Additional paid in capital	20,398,660	19,699,656
Accumulated deficit	(21,829,990)	(22,061,177)
Total Stockholders' (Deficit)	(1,377,474)	(2,317,347)
Total Liabilities and Stockholders' (Deficit)	$2,977,912	$3,476,528

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
	restated (NOTE 14)
Revenues
Oil sales	$224,796	$250,898
Gas sales	25,057	17,031
Total Revenues	249,853	267,929

Operating Expenses
Lease operating	23,531	23,059
Production taxes	13,569	18,420
Exploration costs	-	-
Depreciation, depletion, and amortization	385,988	115,647
Impairment of oil and gas properties	-	-
General and administrative	279,653	1,229,127
Gain on sale of oil and gas properties	(1,232,279)	-
Total Operating Expenses	(529,538)	1,386,253
Gain ( Loss ) from Operations	779,391	(1,118,324)

Other Income (Expense)
Interest expense	(155,625)	(429,326)
Derivative liability expense	-	-
Change in fair value of convertible securities liability	(706)	12,095
Loss in connection with conversion of notes payable	-	(23,500)
Gain in connection with settlement of accounts payable	115,353	-
Loss on sale of assets	-	-

Distributions in connection with net profits interest	(39,193)	(9,827)
Net Income (Loss) before equity in earnings of unconsolidated affiliates	699,220	(1,568,882)
Equity in earnings of unconsolidated affiliates	9,265	-
Net Income (Loss)	$708,485	$(1,568,882)

Earnings (Loss) Per Common Share:
Basic	$0. 01	$(0.04)
Diluted	$0. 01	$-

Weighted Average Shares Outstanding
Basic	51,649,653	42,017,614
Diluted	56,856,320	-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013
	restated (NOTE 14)
Revenues
Oil sales	$923,725	$594,296
Gas sales	69,304	35,691
Total Revenues	993,029	629,987

Operating Expenses
Lease operating	98,365	58,844
Production taxes	45,427	36,522
Exploration costs	-	80,579
Depreciation, depletion, and amortization	496,659	331,873
Impairment of oil and gas properties	-	3,566,497
General and administrative	1,142,298	3,989,606
Gain on sale of oil and gas properties	(1,232,279)	-
Total Operating Expenses	550,470	8,063,921
Gain ( Loss ) from Operations	442,559	(7,433,934)

Other Income (Expense)
Interest expense	(490,023)	(1,394,223)
Derivative liability expense	(22,135)	-
Change in fair value of convertible securities liability	67,840	(27,050)
Loss in connection with conversion of notes payable	-	(429,834)
Gain in connection with settlement of accounts payable	293,296	-
Loss on sale of assets	-	(89,847)

Distributions in connection with net profits interest	(84,330)	89
Net Income (Loss) before equity in earnings of unconsolidated affiliates	207,207	(9,374,799)
Equity in earnings of unconsolidated affiliates	23,980	-
Net Income (Loss)	$231,187	$(9,374,799)

Earnings (Loss) Per Common Share:
Basic	$0. 00	$(0.23)
Diluted	$0. 00	$-

Weighted Average Shares Outstanding
Basic	49,861,342	39,952,832
Diluted	55,068,009	-

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013
	restated (NOTE 14)
Cash flows from operating activities
Net Income (loss)	$231,187	$(9,374,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	496,659	331,873
Amortization of discount on notes payable	213,696	1,083,570
Share-based compensation	393,002	2,562,111
Impairment of oil and gas properties	-	3,566,497
Exploration costs	-	80,579
Derivative liability expense	22,135	-
Change in fair value derivative liability	(67,840)	27,050
Equity in earnings of unconsolidated affiliate	-	(12,535)
(Gain) Loss on conversion of debt and settlement of accounts payable	(293,296)	429,834
(Gain) Loss on sale of oil and gas properties	(1, 232,279)	89,847

Changes in operating assets and liabilities:
Trade accounts receivable	(23,210)	16,542
Prepaid expenses and other assets	14,259	(13,728)
Accounts payable	(221,259)	414,394
Accrued liabilities	40,289	269,740
Bank overdrafts	-	(409,544)
Advances from working interest partners	-	130,643
Interest payable	(209,000)	277,034
Net cash (used in) operating activities	(635,657)	(530,892)

Cash flows from investing activities
Acquisitions of oil and gas properties, net	(6,877)	(219,438)
Net proceeds from sale of oil and gas properties	1,897,444	-
Capital expenditures in connection with working interest partners	(142,530)	-
Distributions from equity method investees	-	12,535
Net cash provided by (used in) investing activities	1,748,037	(206,903)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	1,950,000
Payments on note issued to seller	-	(1,250,000)
Proceeds from convertible notes	50,000	125,000
Repayments of convertible notes payable	(515,000)	-
Net cash provided by (used in) financing activities	(465,000)	825,000
Net increase in cash	647,380	87,205
Cash
Beginning of year	125,109	60,626
End of period	$772,489	$147,831

Supplemental Cash Flow Information:
Cash paid for interest	$485, 103	$33,453
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Settlement of seller note through conveyance of oil and gas properties	$-	$250,000
Common stock issued for acquisition of Blue Ridge leases	$-	$2,402,741
Common stock issued in connection with debt conversion and in settlement of accrued liabilities	$288,421	$1,145,617

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

2.           GOING CONCERN

At January 31, 2014, we had cash and cash equivalents of $772,489 and a working capital deficit of $3,402,989.  For the nine months ended January 31, 2014, we had net income of $ 231,187, operating income of $442,559 and cash used in operations of ($635,657).

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

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.           OIL AND GAS PROPERTIES

 The Company holds the following oil and gas interests:
	January 31, 2014	April 30, 2013

Unproved Oil and Gas Properties	$815,589	$815,589
Total Unproved Oil and Gas Properties	815,589	815,589
Proved Oil and Gas Properties	2, 449,225	3,110,292
Total Proved Oil and Gas Properties	2, 449,225	3,110,292
Accumulated depletion, depreciation and amortization	(1, 406,514)	(912,634)
Net Oil and Gas Properties	$1,858,300	$3,013,247

On January 24, 2014, the Company completed the assignment of certain royalty and over-riding royalty interests related to 14 wells located in Madison, Grimes, Dimmit and Fayette counties in Texas to unrelated third parties. Net capitalized costs associated with the interests sold amounted to $ 665,165 . Net cash consideration received in connection with the conveyance amounted to $1,897,444. In connection with the sale we have recorded a gain of $1, 232,279 .

7.           NOTES PAYABLE

As of January 31, 2014 and April 30, 2013, notes payable consisted of the following:

	January 31, 2014	April 30, 2013
Current Portion
(a) Convertible notes payable 10% – February 8, 2013	$2,235,000	$2,750,000
(b) Convertible notes payable 10% – August 15, 2014	32,925	67,713
(c) Convertible notes payable 6% – September 14, 2014	1,500,000	-
Less discount on convertible notes payable	(104,672)	(64,913)
Total current portion	$3,663,253	$2,752,800

Long Term Portion
(c) Convertible notes payable 6% – September 14, 2014	$-	$1,500,000
Less discount on convertible notes payable	-	(169,288)
Total long term portion	$-	$1,330,712
Total Notes Payable	$3,663,253	$4,083,512

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

14.        RESTATEMENT

The initial accounting for the fair value of certain over-riding royalty interests and net revenue interests in certain crude oil and natural gas properties (‘Interests’) sold during the fiscal quarter ended January 31, 2014 to an un-related third party resulted in the gain initially recognized being over-stated. The methodology initially utilized to arrive at the fair value applied to the Interests sold was inappropriately applied at the time the transaction was initially recorded. Related to the re-allocation of the fair value of the assets sold; the calculation of depletion on a field by field basis was re-performed. The issues were discovered in connection with the audit of our April 30, 2014 consolidated financial statements. The gain on the sale of assets initially reported as $1,728,235 was re-calculated utilizing the appropriate fair value to arrive at a net gain of $1,232,279. Depletion expense of $134,685 as reported through January 31, 2014 was re-calculated to be $496,659 for the nine months then ended. The net impact of these adjustments resulted in net income of $708,485 or $0.01 per share and $231,187 or $0.00 per share for the three months and nine months ended January 31, 2014, respectively as compared to a previously reported $1,566,415 or $0.03 per share and $1,089,117 or $0.02 per share for the three and nine months ended January 31, 2014, respectively.

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

	Three Months Ended		Nine months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$249,853	$267,929	$993,029	$629,987
Lease operating, production and other	37,100	41,479	143,792	95,366
General and administrative expenses	279,653	1,229,127	1,142,298	3,989,606
Depreciation, depletion and amortization	385,988	115,647	496,659	331,873
Gain on sale of oil and gas properties	(1,232,279)	-	(1,232,279)	-
Impairment of oil and gas properties	-	-	-	3,566,497
Exploration costs	-	-	-	80,579
Gain ( Loss ) from operations	779,391	(1,118,324)	442,559	(7,433,934)

Net income (loss)	$708,485	$(1,568,882)	$231,187	$(9,374,799)

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

	Three Months Ended		Nine months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Revenue
Oil	$224,796	$250,898	$923,725	$594,296
Gas	25,057	17,031	69,304	35,691
Total oil and gas sales	$249,853	$267,929	$993,029	$629,987
Sales Volume
Oil (Bbls)	2,239	2,537	8,704	6,247
Gas (Mcf)	4,438	3,117	11,874	7,661
Total (BOE)	2,979	3,057	10,683	7,524
Total (BOE/d)	32	33	39	27
Average Sales Price
Oil (Per Bbls)	$100.40	$98.90	$99.71	$95.13
Gas (Per Mcf) (1)	5.65	5.46	5.84	4.66
Total (Per BOE)	$83.87	$87.64	$81.24	$83.73
Average Per BOE
Lease operating expense	$7.90	$7.54	$9.21	$7.82
Production taxes	$4.56	$6.03	$4.25	$4.85
Depletion expense	$129.57	$37.83	$46.49	$44.11

(1) Includes NGL’s realized prices per Mcf would be significantly less with the exclusion of NGL’s

Revenue and Operating Trends

For the nine months ended January 31, 2014, we did not generate sufficient revenues to cover our operating expenses (when excluding the impact of the gain on sale of oil and gas properties).

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

Company Overview for the three and nine months ended January 31, 2014

We generated net income of $ 708,485 for the three months ended January 31, 2014 and our net income for the nine months ended January 31, 2014 was $ 231,187 . Included in net income for the three and nine months ended January 31, 2014 are gains of $1, 232,279 recorded in connection with our conveyance of certain royalty and over-riding royalty interests in oil and gas properties with an effective date of December 1, 2013. From our inception through January 31, 2014, we have received revenues from our oil and natural gas activities, while historically we have incurred substantial acquisition and impairment costs and overhead expenses which have resulted in an accumulated deficit through January 31, 2014 of $ 21,829,990 . The conveyance of certain royalty interests and over-riding royalty interests in oil and gas properties constitute the conveyance of a significant portion of our revenue stream which may result in increase in our accumulated deficit in future fiscal periods.

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

Depreciation, depletion, and amortization. Our depreciation, depletion and amortization expense (“DD&A”) increased $270,341 or 234%, to $ 385,988 for the three months ended January 31, 2014, from $115,647 for the three months ended January 31, 2013. The increase in DD&A expense over the prior year period was primarily attributable to the addition of two wells, for which we have included commensurate increase in underlying reserves, coupled with upward revisions/adjustments to the depletion base recorded in connection with our sale certain interests in our crude oil and natural gas properties resulting in an increase in previously reported depletion as described elsewhere herein.

Gain (loss) in connection with settlement of accrued liabilities.  Gains recorded during the three months ended January 31, 2014 amounted to $115,353, compared to a loss of $23,500 recorded during the three months ended January 31, 2013.  These gains and losses resulted from the settlement of accounts payable and accrued liabilities.

Gain in connection with sale of oil and gas properties.  Gains recorded during the three months ended January 31, 2014 amounted to $1, 232,279 , compared to no gain or loss recorded during the three months ended January 31, 2013.  These gains resulted from the conveyance of certain royalty and override interests in oil and gas properties as described further herein.

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

Depreciation, depletion, and amortization. Our DD&A increased $164,786 or 50%, to $ 496,659 for the nine months ended January 31, 2014, from $331,873 for the nine months ended January 31, 2013. The increase in DD&A expense over the prior year period was primarily attributable to the addition of two wells, for which we have included commensurate increases in underlying reserves, The increase in DD&A expense over the prior year period was primarily attributable to the addition of two wells, for which we have included commensurate increase in underlying reserves, coupled with upward revisions/adjustments to the depletion base recorded in connection with our sale certain interests in our crude oil and natural gas properties resulting in an increase in previously reported depletion as described elsewhere herein.

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

Gain in connection with sale of oil and gas properties.  Gains recorded during the nine months ended January 31, 2014 amounted to $1, 232,279 , compared to no gain or loss recorded during the nine months ended January 31, 2013.  These gains resulted from the conveyance of certain royalty and override interests in oil and gas properties as described further herein.

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

We had a working capital deficit of $3,402,989 at January 31, 2014 versus $4,167,097 at April 30, 2013.  Our working capital deficit decreased during nine months ended January 31, 2014, due primarily to repayments on convertible notes, settlement of accounts payable and accrued liabilities, and decreases in losses incurred in connection with operations, partially offset by the change in $1,500,000 in notes payable from long-term to short-term. Our gain from operations amounted to $ 442,559 for the nine months ended January 31, 2014.

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

Management believes that the material weaknesses set forth above had an effect on our financial results and led to the restatement reported in this amended report.  Management believes that the lack of formal controls over period end financial disclosure and reporting processes could result in a material misstatement in our financial statements in future periods. See, “Management’s Remediation Initiatives.”

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

CIRCLE STAR ENERGY CORP.

Dated: August 19, 2014	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and Director)