Form 10-Q
period 2014-07-31
CIRCLE STAR ENERGY CORP.
filed 2014-09-15
CIK 1439971

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Number of common shares outstanding at September 15, 2014: 72,424,711

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CIRCLE STAR ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	July 31, 2014	April 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$141,015	$395,735
Receivables:
Crude oil and natural Gas	42,379	174,235
Joint interest and other (net)	372,410	47,638
Prepaid expenses and other assets	10,314	17,283
Total Current Assets	566,118	634,891
Oil and Gas Properties at cost, - using the successful efforts method
Unproved properties	107,574	107,574
Proved properties	2,539,579	2,534,970
Less: accumulated depletion, depreciation and amortization	(1,503,931)	(1,456,575)
Oil and Gas properties-net	1,143,222	1,185,969

Investment in partnership	167,215	167,215
Total Assets	$1,876,555	$1,988,075

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$91,000	$135,802
Accrued liabilities	179,609	135,355
Salaries and taxes payable	-	1,212
Interest payable	407,200	315,215
Convertible notes payable, net of unamortized discount	3,753,212	3,695,637
Total Current Liabilities	4,431,021	4,283,221
Asset retirement obligation	7,040	6,843
Total Liabilities	4,438,061	4,290,064
STOCKHOLDERS' (DEFICIT)
Common stock, 100,000,000, par value $0.001 shares authorized, 72,424,711 and 72,424,711 common shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively.	72,424	72,424
Additional paid in capital	20,748,862	20,716,893
Accumulated deficit	(23,382,792)	(23,091,306)
Total Stockholders' (Deficit)	(2,561,506)	(2,301,989)
Total Liabilities and Stockholders' (Deficit)	$1,876,555	$1,988,075

The accompanying notes are an integral part of these unaudited interim financial statements

 CIRCLE STAR ENERGY CORP.
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
Revenues
Oil sales	$218,044	$264,041
Gas sales	12,949	11,907
Total Revenues	230,993	275,948

Operating Expenses
Lease operating	28,548	13,382
Production taxes	10,562	13,990
Depreciation, depletion, and amortization	47,553	62,220
General and administrative	289,420	516,020
Total Operating Expenses	376,083	605,612
Loss from Operations	(145,090)	(329,664)

Other Income (Expense)
Interest expense	(149,666)	(211,253)
Derivative liability expense	-	(22,135)
Change in fair value of derivative liability	-	(8,577)
Gain in connection with settlement of accrued liabilities	-	10,353
Net (Loss) before equity in earnings of unconsolidated affiliates	(294,756)	(561,276)
Equity in earnings of unconsolidated affiliates	3,270	11,990
Net (Loss)	$(291,486)	$(549,286)

Net (Loss) Per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	72,424,711	43,525,173

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013
Cash flows from operating activities
Net (loss)	$(291,486)	$(549,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	47,553	62,220
Amortization of discount on notes payable	57,575	119,149
Share-based compensation	31,969	222,722
Derivative liability expense	-	22,135
Change in fair value derivative liability	-	8,577
Gain in connection with settlement of accrued liabilities	-	(10,353)
Changes in operating assets and liabilities:
Trade accounts receivable	131,856	(52,365)
Joint interest and other receivables	(324,772)	-
Prepaid expenses and other assets	6,969	17,500
Accounts payable	(44,802)	47,384
Accrued liabilities	102,521	31,201
Interest payable	91,985	92,000
Net cash (used) in provided by operating activities	(190,632)	10,884

Cash flows from investing activities
Acquisitions of oil and gas properties, net	(4,609)	-
Distributions in connection with working interest partners	(59,479)	(119,533)
Net cash (used) in investing activities	(64,088)	(119,533)

Cash flows from financing activities
Proceeds from convertible notes	-	50,000
Net cash provided by financing activities	-	50,000
Net (decrease) in cash	(254,720)	(58,649)
Cash
Beginning of year	395,735	125,109
End of period	$141,015	$66,460
Supplemental Cash Flow Information:
Cash paid for interest	$106	$103
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued in connection with debt conversion and in settlement of accrued liabilities	$-	$284,784

The accompanying notes are an integral part of these unaudited interim financial statements

CIRCLE STAR ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND USE OF ESTIMATES

The interim consolidated financial statements of Circle Star Energy Corporation ("we," "us," "our," "Circle Star" or the "Company") are unaudited and contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, global economic and financial market conditions, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Circle Star's Annual Report on Form 10-K for the year ended April 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014.

2.           GOING CONCERN

At July 31, 2014, we had cash and cash equivalents of $141,015 and a working capital deficit of $3,864,903.  For the three months ended July 31, 2014, we had a net loss of $291,486 and an operating loss of $145,090 and cash used in operations amounted to $190,632.

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

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. To secure additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

A reclassification has been made to prior year comparative consolidated financial statements to conform to the current year presentation. This reclassification had no material effect on previously reported results of operations or financial position. The Company reclassified amounts related to a Net Profits Interest previously included as a component of Other Income (Expense) to a net against Crude Oil and Natural Gas Sales.

Investees Accounted for Under the Equity Method

The Company has a 10% investment in JHE Energy Interests (“JHEI”) which is accounted for under the equity method of accounting. JHEI is engaged in the exploration, development, and production of oil and gas assets in the state of Texas. The Company’s investment in JHEI was $167,215 and $167,215 as of July 31, 2014 and April 30, 2014, respectively. The Company has elected to use the equity method, as we may have the ability to exercise significant influence on the investee. During the three months ended July 31, 2014, we received earnings distributions of $3,270 related to the investment in JHEI. During the three months ended July 31, 2013 we received $11,990 related to the investment.

Advances from Working Interest Partners

In January 2013, the Company entered into two Participation agreements, whereby the Company initially became the operator of two wells in Trego County Kansas.  As of July 31, 2014 the Company is the operator of four wells located Trego, County Kansas. From time to time advances from working interest partners which consist of cash calls received from our working interest owners net of costs incurred on respective wells may be included in cash on our consolidated balance sheet. As of July 31, 2014 we had no advances from working interest partners.

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

5.           (LOSS) PER COMMON SHARE

Basic (loss) per common share is computed by dividing the (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

July 31, 2014

Common stock awards	283,333
Convertible notes payable	4,080,000
Common stock warrants	5,250,000
Total	9,613,333

All of the common shares underlying the common stock awards, warrants and convertible notes payable above were excluded from diluted weighted average shares outstanding for the three months ended July 31, 2014 respectively because their effects were considered anti-dilutive.

6.           OIL AND GAS PROPERTIES

Capitalized Costs

Our crude oil and natural gas properties as of July 31, 2014 and April 30, 2014, comprised the following:

	July 31, 2014	April 30, 2014
	(unaudited)
Proved crude oil and natural gas producing properties	$2,539,579	$2,534,970
Unproved crude oil and natural gas properties	107,574	107,574
Accumulated depreciation, depletion and amortization	(1,503,931)	(1,456,575)
Net oil and gas properties	$1,143,222	$1,185,969

During the three months ended July 31, 2014 we recorded depletion expense of $47,356 during the three months ended July 31, 2013 we recorded depletion expense of $62,220.

Transfer of Net Profits Interest

Prior to May 9, 2013, High Plains Oil, LLC (“High Plains”), an entity controlled by S. Jeffrey Johnson, our Chief Executive Officer, formerly owned a 10% retained net revenue interest in our wholly-owned subsidiary, JHE Holdings, LLC (“JHE”).   On May 9, 2013, High Plains transferred its ownership of the net revenue interest to an unrelated third party and in February 2014, the net revenue interest as held by the unrelated third party increased from 10% to 15%. The increase in the net profits interest was granted in lieu of paying that party $189,000 or approximately 10% of the net proceeds received from the January 24, 2014 conveyance of certain over-riding royalty interests and net revenue interests.

7.           ASSET RETIREMENT OBLIGATION

The following reconciles the value of the asset retirement obligation for the periods presented:

	July 31, 2014	April 30, 2014
	(unaudited)
Asset retirement obligation, beginning of period	$6,843	$-
Liabilities settled	-	-
Liabilities incurred	-	6,213
Revisions in estimated liabilities	-	-
Accretion	197	630
Asset retirement obligation, end of year	$7,040	$6,843

Accretion expense for the three months ended July 31, 2014 amounted to $197.  We recorded no accretion expense for the period ended July 31, 2013.

8.           NOTES PAYABLE

As of July 31, 2014 and April 30, 2014, notes payable consisted of the following:

	July 31, 2014	April 30, 2014
Current Portion
(a) Convertible notes payable 12% – December 31, 2014	$2,310,000	$2,310,000
Debt Discount	(41,920)	(70,635)
(b) Convertible notes payable 6% – September 14, 2014	$1,500,000	$1,500,000
Debt Discount	(14,868)	(43,728)
Total current portion	$3,753,212	$3,695,637

(a)
On February 8, 2012, the Company issued two 10% convertible notes in the aggregate principal amount of $2,750,000. The notes accrue interest at the rate of 10% per annum on the unpaid principal balance and could be repaid by the Company at any time. The notes were originally due and payable on February 8, 2013 or at the election of the applicable holder on the earlier of: (i) the closing of a financing transaction by the Company for aggregate proceeds in excess of $5,000,000; (ii) the sale or partial sale of JHE Holdings LLC (“JHE”); (iii) the sale of all or substantially all of the assets of JHE; or (iv) an Event of Default. The 10% Notes were convertible at the option of the holders into common shares at the Maturity Date or upon the occurrence of one or more of the triggering events set forth above, at a conversion price of $1.50 per share. The notes were discounted by $1,008,333 to reflect the beneficial conversion feature that existed on the date of issuance. On October 9, 2012 the terms of the note were modified whereby interest payments were delayed through February 2013. In exchange for these modifications the Company issued the noteholders 250,000 common shares. In connection with the issuance of these common shares we recognized a discount to the notes in the amount of $57,500. The discount related to these shares is being amortized over the remaining term of the notes.

The 10% convertible notes became due on February 8, 2013 in the principal amount of $2,750,000. In January 2014 the Company paid a total of $1,000,000 cash, each of the two noteholders receiving $500,000. Of the total amount paid $515,000 was allocated to principal on the notes ($257,500 for each note) and $485,000 was allocated to interest ($242,500 for each note). On February 28, 2014, the Company entered into new note agreements with the two noteholders. The amended and restated note agreements, each in the amount of $1,155,000, accrue interest at 12% per annum and mature on December 31, 2014. The new notes are convertible into shares of the Company’s common stock at $0.75. The new notes are collateralized by a security interest in the crude oil and natural gas properties held by JHE. The Company has maintained the right to continue selling interests in assets held by JHE provided that 70% of the proceeds from any sale by JHE be applied to the outstanding principal and accrued interest related to the amended and restated notes. In connection with the new note agreements which extend the term of the notes through December 2014 and increased the interest rate on the notes to 12%, we agreed to issue 5,000,000 shares of our common stock to the noteholders and in connection therewith we recorded a debt discount of $50,000. The Company at the election of the Chief Executive Officer has retained the right to vote these shares and we have retained the right to re-purchase any or all of these shares at a price of $0.15 per share for six months from the date of grant. In addition we issued to each of the noteholders 2,500,000 warrants to purchase our common shares at $0.05 per share beginning on February 15, 2015. The Company has retained the right to call the warrants any time within the first six months from the date of issuance at $0.10 provided that we repay a minimum of $500,000 in principal on each note. In connection with the issuance of the warrants we recorded a discount of $38,294. The discount related to the issuance of these warrants is being amortized over the remaining term of the notes. In evaluating whether this transaction should be accounted for as a debt modification or extinguishment the Company performed the two step evaluation prescribed in ASC 470-50 and concluded that the transaction should be accounted for as a modification as: (1) the present value of cash flows including non-cash consideration paid did not change by greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification or exchange; and (2) the fair value of the embedded conversion option did not change by greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification or exchange.

As of July 31, 2014, the remaining unamortized portion of the debt discount related to the amended notes amounted to $41,920.  Accrued interest as of July 31, 2014 and April 30, 2014 was $134,750 and $65,450, respectively.

(b)
On September 14, 2011, the Company issued 6% convertible notes in the total amount of $1,500,000. The Notes are due and payable on September 14, 2014 and bear interest at the rate of 6% per annum. The Notes are convertible at the option of the holder into common shares at a conversion price of $1.50 per share. The Notes are redeemable prior to maturity at the option of the Company and can be repaid in whole or in part at any time without a premium or penalty. Upon issuance, the notes were discounted by $370,000 to reflect the beneficial conversion price that existed on that date. This discount is being accreted over the term of the note payable utilizing the effective interest method. As of July 31, 2014 the remaining unamortized discount related to the notes was $14,868. Interest is payable with the principal on September 14, 2014. Accrued interest as of July 31, 2014 and April 30, 2014 was $274,575 and $251,890, respectively. On August 12, 2014 the holders of $500,000 in principal of these September 14, 2011 6% notes payable due September 14, 2014 extended the maturity date of the note through November 13, 2014. All other terms of the note remained the same. During the three months ended July 31, 2014 and during the subsequent period, the Company made numerous attempts to contact the holders of the remaining $1,000,000 of the September 14, 2014, 6% notes payable in an attempt to extend the terms of these notes. The Company has not been successful but will continue with its efforts to negotiate an extension of these notes.

Future annual contractual maturities of debt as of July 31, 2014 are as follows:

Years Ending July 31,	Amounts
2015	$3,810,000

Total future annual contractual maturities of debt	$3,810,000

9.           SHAREHOLDERS’ EQUITY

Common Stock

As of July 31, 2014 and April 30, 2014, 100,000,000 shares of our $0.001 par value common shares were authorized, 72,424,711 and 72,424,711 were issued and outstanding respectively.

Unvested Common Share Grants

As of July 31, 2014 there were 283,333 shares of unvested common stock issued to employees of the Company outstanding. Shares vest on April 12, 2015 (250,000) issued at $0.60 in April 2012 and May 1, 2015 (33,000) issued at $2.60 in May 2012, respectively. Share based compensation of $31,969 related to these shares was recognized during the three months ended July 31, 2014. Unvested share based compensation as of July 31, 2014, amounted to $59,643.

Warrants

Warrant activities for the three months ended July 31, 2014 are summarized as follows:

	Three Months Ended July 31, 2014			April 30, 2014
	Number of Warrants	Weighted Average Exercise Price	Term	Number of Warrants	Weighted Average Exercise Price	Term
Balance at beginning of period	5,250,000	$0.18	1.80	250,000	$2.75	2.79
Issued	-	-	-	5,000,000	.05	2.0
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Balance at end of period	5,250,000	$0.18	1.54	5,250,000	$0.18	1.80
Warrants exercisable at end of period	250,000	$2.75	.04	250,000	$2.75	1.04

During the fiscal year ended April 30, 2014, the Company issued to each of the December 31, 2014, 10% noteholders, 2,500,000 warrants to purchase our common shares at $0.05 per share, beginning on February 15, 2015. These warrants expire in February 2016. The Company has retained the right to call the warrants any time within the first six months from the date of issuance at $0.10 provided that we re-pay a minimum of $500,000 in principal on each note.

The table below summarizes warrants to purchase our common shares as of July 31, 2014 and July 31, 2013:

	2014	2013
Number of warrants	5,250,000	250,000
Exercise price	$0.05 - $2.75	$2.75
Expiration date	2015/2016	2015

10.           INCOME TAXES

The effective income tax rates for the three months ended July 31, 2014 and 2013 were $nil. Total income tax expense for the three months ended July 31, 2014 and 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

11.         LITIGATION

Jonathan G. Pina

On January 27, 2014 Jonathan Pina, our former Chief Financial Officer, filed a legal action against the Company in the District Court of Harris County Texas, in an attempt to collect vacation pay and for alleged failure to pay severance and benefits for resignation with good reason. The Company intends to defend this legal action vigorously. We have not accrued any amounts related to this matter.

12.         SUBSEQUENT EVENTS

On August 12, 2014, the holders of $500,000 in principal of our September 14, 2011, 6% notes payable due September 14, 2014 extended the maturity date of the note through November 13, 2014. All other terms of the note remained the same.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil and  natural gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, geological, geophysical and engineering risks and uncertainties,  potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward looking statements.

As used in this quarterly report on Form 10Q, and unless otherwise indicated the terms “we”, “us”, “our”, “Circle Star” and the “Company” refer to Circle Star Energy Corp. All dollar amounts in this quarterly report on Form 10Q are expressed in U.S. dollars, unless otherwise indicated.

Overview

Since the Company’s incorporation on May 21, 2007 through June 2011, we had limited operations primarily focused on organizational matters and developing an online help desk customer support system to assist service companies to improve their customer relationship management. In fiscal 2011, we began to explore opportunities to diversify our business. Our focus has been the acquisition of royalty, working interests and mineral interests in certain crude oil and natural gas properties in Texas and Kansas. On June 16, 2011, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of Nevada changing the name of the Company from Digital Valleys Corp. to Circle Star Energy Corp., effective July 1, 2011. Effective July 1, 2011, the Company’s ticker symbol on the OTCBB was changed from “DTLV” to “CRCL.”

Business Strategy

Our primary objective is to increase our net asset value, and cash flow through acquisitions, exploration, development, and exploitation of crude oil and natural gas properties.

The four key components of our growth strategy are:

●	Identification and acquisition of strategic assets.

●	Utilization of strategic partners.

●	Cost effective implementation of operations.

●	Increase cash flows from existing properties.

Results of Operations

The financial information with respect to the three months ended July 31, 2014 and 2013, as discussed below is unaudited. In the opinion of management, such information contains all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years. The table below presents the results of operations for the three months ended July 31, 2014 and 2013.

	Three Months Ended
	July 31, 2014	July 31, 2013
	(unaudited)	(unaudited)
Consolidated Statement of Operations:
Revenues	$230,993	$275,948
Lease operating and production taxes	39,110	27,372
General and administrative	289,420	516,020
Depreciation, depletion and amortization	47,553	62,220
Loss from operations	(145,090)	(329,664)

Net (loss)	$(291,486)	$(549,286)

The following table sets forth summary information regarding crude oil and natural gas production, average sales prices and average production costs for the three months ended July 31, 2014. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended
	July 31, 2014	July 31, 2013
Revenues:
Crude Oil	$218,044	$264,041
Natural Gas (a)	12,949	11,907
Total crude oil and natural gas sales	$230,993	$275,948
Production:
Oil (Bbls)	2,559	2,885
Gas (Mcf)	2,101	2,447
Total (BOE)	2,909	3,294
Total (BOE/d)	32	36

Average Prices
Crude Oil (per bbls)	$85.21	$91.52
Natural Gas (Per Mcf)	6.16	4.87
Total (Per BOE)	$79.41	$83.78

Production Costs (Per BOE) (b)	$29.79	$27.20

(a)	Included in natural gas revenue is revenue from natural gas liquids of $6,631.
(b)
Included in this number are lease operating expenses of $9.81 and $ 4.06 per BOE, production taxes of $3.63 and $4.24 per BOE and DDA of $16,35 and $ 18.90 per BOE for the three months ended July 31, 2014 and 2013 respectively.

Revenue and Operating Trends

For the three months ended July 31, 2014, we did not generate sufficient revenues to cover our operating expenses. We do not anticipate generating sufficient revenue from operations to cover our operating expenses in the near term.

Industry Overview for the three months ended July 31, 2014

Our financial results depend upon many factors, particularly our ability to raise capital and fund debt. The price of crude oil and natural gas also impacts our financial results. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of crude oil and natural gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other gas producing and oil producing countries, weather and technological advances affecting crude oil and natural gas consumption. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of crude oil and natural gas reserves that may be economically produced and liquidity that may be accessed through the capital markets.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects. We focus our efforts on increasing crude oil and natural gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

Like all crude oil and natural gas production companies, we face the challenge of natural production declines. Crude oil and natural gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farmins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues and increase future expected costs necessary to develop existing reserves.

To fund our current working capital needs and maintain our current drilling and acquisition program, we must access the public or private equity or debt markets. Also, additional capital is necessary for future development of reserves, acquisitions, additional working capital or other liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

Company Overview for the three months ended July 31, 2014

Our net loss for the three months ended July 31, 2014 was $291,486. As of July 31, 2014 we have accumulated a deficit of $23,382,792.

Comparison of Results of Operations for the three months ended July 31, 2014 and 2013

Crude oil and natural gas sales. Oil and gas sales decreased $44,955, or 16%, for the three months ended July 31, 2014, to $230,993 from $275,948 for the three months ended July 31, 2013. The decrease in oil and gas sales was primarily attributable to decreased sales volumes related to the conveyance of certain royalty interests during the fiscal year ended April 30, 2014 and a decrease in received price per BOE of $11.33 or 12%.

Crude oil and natural gas production.  Production for the three months ended July 31, 2014 totaled 2,909 BOE (32BOE/d), compared to 3,294 BOE (36BOE/d) in the prior year period, a decrease of 385 BOE or 12%.  The decrease in production in the 2015 fiscal period is the result primarily of the conveyance of certain royalty interests during the fiscal year ended April 30, 2014.   Subject to commodity prices, which could impact drilling activity, we expect production to increase during the remainder of the 2015 fiscal period.

Lease operating expenses. Our lease operating expenses (“LOE”) increased $15,166, or 113% to $28,548 for the three months ended July 31, 2014, from $13,382 for the three months ended July 31, 2013. The $9.81 per BOE/LOE in the 2015 fiscal period as compared to $4.06 per BOE/LOE in the 2014 fiscal period was primarily attributable to wells placed into production in April 2014 operated by the Company.

Severance and production taxes. Our severance and production taxes decreased $3,428, or 25% to $10,562 for the three months ended July 31, 2014, from $13,990 for the three months ended July 31, 2013. The decrease in severance and production taxes was due primarily to the decrease in overall sales.

General and administrative. Our general and administrative expenses (“G&A”) decreased $226,600 or 44%, to $289,420 for the three months ended July 31, 2014, from $516,020 for the three months ended July 31, 2013.  The decrease in G&A was primarily due to lower share-based compensation and reduced legal expense and accounting fees.  For the remainder of the fiscal year 2015, we expect G&A to remain reasonably stable with slight decreases as our share based compensation expense should continue to decrease compared to the prior period.

Depreciation, depletion, and amortization. Our depreciation, depletion and amortization expense (“DD&A”) decreased $14,667 or 24%, to $47,553 for the three months ended July 31, 2014, from $62,220 for the three months ended July 31, 2013. The decrease in DD&A expense over the prior year period was primarily attributable to lower production volumes related to the disposition certain interests in our property in the prior fiscal year.

Gain in connection with settlement of accrued liabilities.  Gains recorded during the three months ended July 31, 2014 amounted to $nil.  During the three months ended July 31, 2013, we recorded gains of $10,353 related to the adjustment in accrued salary amounts owed to our former CFO.

Interest expense, net.  Our interest expense, net, decreased $61,587, or 29%, to $149,666 for the three months ended July 31, 2014, from $211,253 for the three months ended July 31, 2013. This decrease is primarily attributable to reduced amortization of deferred financing charges as the costs associated with our largest convertible notes have matured, coupled with the conversion of convertible notes and associated deferred financing charges during the comparable prior period.

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

We had a working capital deficit of $3,864,903 at July 31, 2014 versus $3,648,330 at April 30, 2014.  Our working capital deficit increased during three months ended July 31, 2014, due primarily to losses incurred in connection with operations. Our loss from operations amounted to $145,090 for the three months ended July 31, 2014.

Our cash balance at July 31, 2014 was $141,015 as compared to $395,735 at April 30, 2014. The change in our cash balance is summarized as follows:

Cash balance at April 30, 2014	$395,735
Sources of cash:
Cash provided by financing activities	-
Total sources of cash including cash on hand	395,735
Uses of cash:
Cash used in operations	(190,632)
Cash used in investing activities	(64,088)
Total uses of cash	(254,720)
Cash balance at July 31, 2014	$141,015

Net cash used in operating activities of $190,632 for the three months ended July 31, 2014 was attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We have historically financed our business activities principally through issuances of common shares, promissory notes, convertible notes and common share purchase warrants issued in private placements. These financings are summarized as follows:

	Three Months Ended
	July 31, 2014	July 31, 2013
Proceeds from sale of common shares	$-	$-
Proceeds from convertible notes payable	-	50,000
Payments on note issued to seller	-	-
Net cash provided by financing activities	$-	$50,000

The net proceeds of our equity and debt financings have been primarily used to satisfy working capital requirements and invest in oil and natural gas properties as well as to fund the operations of the Company.  These investments totaled $64,088 and $119,533 for the three months ended July 31, 2014 and 2013, respectively.

Additional disclosure related to the Company’s liquidity and capital resources can be found in the section “Financing Activities” below.

Our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our working capital, capital expenditures, growth strategy requirements, and debt service requirements for the foreseeable future.  See “Outlook for 2014/2015 Capital”. If we are unable to generate revenues necessary to finance our operations over the long-term, we must seek additional capital through the sale of our equity or additional borrowings and or the sale of our assets.

Recent Developments

On August 12, 2014 the holders of $500,000 in principal of our September 14, 2011, 6% notes payable due September 14, 2014 extended the maturity date of the note through November 13, 2014. All other terms of the note remained the same.

Oil and Gas Properties

Texas

The Company owns a variety of non-operated working interests and overriding royalty interests in approximately 61 producing wells in Texas.  The interests range from less than 1% up to approximately 5% in each well.   The wells are located in the following areas:  Permian Basin, Eagle Ford Shale, Pearsall Field, Giddings Field and the Woodbine Field.  The wells are operated by Apache (Permian), EXCO (Eagle Ford Shale), CML (Giddings, Pearsall and Permian), Leexus (Giddings) and MD America Energy, LLC. (Woodbine).   As of July 31, 2014, the Company had approximately 430 net leased acres in Texas.

Kansas

The Company operates four producing wells in Trego County, Kansas.  The Company owns between a 25% and 55% working interest in these four wells.

As of July 31, 2014, the Company had approximately 6,120 net leased acres in Kansas, of which approximately 1,440 are located in Trego County and approximately 4680 are located in Sheridan County.  A significant portion of this leased acreage will begin expiring in September, 2014. There are multiple potential pay zones of interest with the primary zones of interest being the Arbuckle, Marmaton and Lansing-Kansas City ranging from approximately 3,200 feet to approximately 4,300 feet in depth.

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

None

Litigation

Jonathan G. Pina

On January 27, 2014 Jonathan Pina, our former Chief Financial Officer, filed a legal action against the Company in the District Court of Harris County Texas, in an attempt to collect vacation pay and for alleged failure to pay severance and benefits for resignation with good reason. The Company intends to defend this legal action vigorously.

Contractual Obligations

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities.  We have described these obligations and commitments in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in our Annual Report on Form 10-K for the year ended April 30, 2014.  There were no material changes to our contractual obligations since April 30, 2014, except items described in "Recent Developments".

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Instruments

As of July 31, 2014 and 2013, the Company had cash, accounts receivable, accounts payable, notes payable and accrued liabilities, which are each carried at approximate fair market value due to the short maturity date of those instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Outlook for 2014/2015 Capital

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

Critical Accounting Policies

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.  Please refer  to the corresponding section in Part II, Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended April 30, 2014 for the description of critical accounting policies and estimates.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended July 31, 2014, an evaluation was carried out by the Company’s sole officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation, the sole officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s sole officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

In May 2014, we engaged an independent third party consulting firm to handle our day to day accounting functions including but not limited to the recording of accounts payable and cash disbursements.  We believe that the utilization of this third party will remediate our weakness related to lack of segregation of duties as cited above.

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

None.

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

3.2	Amended and Restated Bylaws (included as Exhibit 10.7 to the 8-K filed June 21, 2011, and incorporated by reference)
4.1	Warrant issued to Mediapark A.G. (included as Exhibit 4.1 to the Form 8-K filed March 4, 2014)
4.2	Warrant issued to Soloman AG (included as Exhibit 4.2 to the Form 8-K filed March 4, 2014)
10.1	Circle Star Energy Corp. 2011 Stock Option Plan (included as Exhibit 10.2 to the Form 8-K filed on July 12, 2011)
10.2	Form of 6% Series A Convertible Note (included as Exhibit 10.1 to the Form 8-K filed on September 19, 2011)

10.3	Settlement Agreement dated February 28, 2014 by and between Mediapark A.G., Soloman AG and Circle Star Energy Corp. (included as Exhibit 99.1 to the Form 8-K filed March 4, 2014)
31.1	Certification of the Principal Executive, Financial and Accounting Officer and Director pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive, Financial and Accounting Officer and Director pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE STAR ENERGY CORP.

Dated: September 15, 2014	By:	/s/ S. Jeffrey Johnson
S. Jeffrey Johnson, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and Director)